Form 10-Q
period 2023-06-30
Courtside Group, Inc.
filed 2023-08-15
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-269028

COURTSIDE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 N. Maple Drive Suite 127 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

(310) 858-0888

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2023, there were 20,000,000 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

COURTSIDE GROUP, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COURTSIDE GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2023	2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$468	$3,562
Accounts receivable, net	8,794	6,876
Prepaid expense and other current assets	1,126	1,006
Total Current Assets	10,388	11,444
Property and equipment, net	229	242
Goodwill	12,041	12,041
Intangible assets, net	707	732
Related party receivable	3,846	3,768
Total Assets	$27,211	$28,227

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,058	$6,898
Bridge loan, net	5,630	7,155
Derivative liabilities	3,577	4,767
Related party payable	2,953	2,288
Total Liabilities	20,218	21,108

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 200,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	-	-
Additional paid in capital	19,869	19,785
Accumulated deficit	(12,876)	(12,666)
Total stockholders’ equity	6,993	7,119
Total Liabilities and Stockholders’ Equity	$27,211	$28,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

COURTSIDE GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022

Revenue:	$10,637	$8,716

Operating expenses:
Cost of sales	8,222	6,581
Sales and marketing	1,250	1,590
Product development	27	65
General and administrative	920	936
Amortization of intangible assets	25	25
Total operating expenses	10,444	9,197
Income (loss) from operations	193	(481)

Other income (expense):
Interest expense, net	(1,593)	-
Change in fair value of derivatives	1,190	-
Total other income (expense), net	(403)	-

Loss before provision for income taxes	(210)	(481)
Provision for income taxes	-	-
Net loss	$(210)	$(481)

Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares – basic and diluted	20,000,000	147,984,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

COURTSIDE GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	147,984,230	$-	$18,784	$(5,699)	$13,085
Stock-based compensation	-	-	286	-	286
Net loss	-	-	-	(481)	(481)
Balance as of June 30, 2022	147,984,230	$-	$19,070	$(6,180)	$12,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

COURTSIDE GROUP, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(210)	$(481)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	86	75
Stock-based compensation	84	286
Amortization of debt discount	1,475	-
Change in fair value of bifurcated embedded derivatives	(1,190)	-
Provision for credit losses	49	-
Changes in operating assets and liabilities:
Accounts receivable	(1,968)	1,199
Prepaid expenses and other current assets	(120)	69
Related party receivable/payables	588	283
Accounts payable and accrued liabilities	1,160	(563)
Net cash (used in) provided by operating activities	(46)	868

Cash Flows from Investing Activities:
Purchases of property and equipment	(48)	(54)
Net cash used in investing activities	(48)	(54)

Cash Flows from Financing Activities:
Payments on bridge loan	(3,000)	-
Net cash used in financing activities	(3,000)	-

Net change in cash and cash equivalents	(3,094)	814
Cash and cash equivalents, beginning of period	3,562	1,103
Cash and cash equivalents, end of period	$468	$1,917

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

COURTSIDE GROUP, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

Note 1 — Organization and Basis of Presentation

Organization

Courtside Group, Inc. (“we,” “us,” “our”, the “Company” or “PodcastOne”) is a Delaware corporation headquartered in Beverly Hills, California and is doing business as PodcastOne. The Company is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including its website (www.podcastone.com), its PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more.

The Company was incorporated in the State of Delaware on February 25, 2014, and is a wholly owned subsidiary of LiveOne, Inc. (“LiveOne”) On July 1, 2020, LiveOne through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired the Company. Acquisitions are included in the Company’s financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. In connection with the acquisition, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the net assets acquired which was determined to be $16.1 million. In accordance with the push down basis of accounting, the Company’s net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal. The Company has two wholly owned subsidiaries, Courtside, LLC, a Delaware limited liability company, and PodcastOne Sales, LLC, a California limited liability company.

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and that these financial statements have been derived as if the Company had operated on a standalone basis during the three months ended June 30, 2023 and 2022. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the three months ended June 30, 2023 and 2022. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s audited balance sheet included in the Company’s Special Financial Report under cover of the facing page of an Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Special Financial Report”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete audited financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Special Financial Report.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $0.5 million as of June 30, 2023). The Company has an accumulated deficit of $12.9 million and a working capital deficiency of $9.0 million as of June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing by end of October 2023 after the completion of the Company’s proposed listing on a national securities exchange, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond August 2024. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and which became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. The impact has subsided during the fiscal year ended March 31, 2023.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debt instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

Revenue Recognition Policy

The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company uses the expected value method to estimate the value of variable consideration on advertising contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising services are rendered as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Practical Expedients

The Company elected the practical expedient and recognized the incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

Allocation of Costs

The Company’s consolidated financial statements include an allocation of costs that have been incurred by LiveOne on the Company’s behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Such expenses were allocated to the Company based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses to the Company, so that the Company’s consolidated financial statements reflect substantially all costs of doing business. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three months ended June 30, 2023 and 2022, respectively.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. The Company earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions has occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended June 30, 2023 and 2022 was $4.1 million and $1.3 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

Product Development

Product development costs not capitalized are primarily expenses for research and development, product and content development activities, including internal software development and improvement costs which have not been capitalized by the Company.

Stock-Based Compensation

Stock-based compensation is allocated to the Company from its parent LiveOne based on the amount of stock-based compensation granted to employees of the Company in the form of stock-based compensation of LiveOne in accordance with SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

LiveOne measures stock-based compensation cost at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on an accelerated basis. LiveOne accounts for awards with graded vesting as if each vesting tranche is valued as a separate award. LiveOne uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires LiveOne to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. LiveOne uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of LiveOne’s stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as LiveOne’s best estimate given its lack of actual exercise history. LiveOne has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the option. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense resulting from granted restricted stock units and restricted stock awards is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Forfeitures are recognized as incurred. LiveOne records the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s consolidated statements of operations in the period that includes the enactment date.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares consisting of stock options issued to employees, directors, vendors and consultants, restricted stock units, and convertible notes would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. The dilutive effect of the convertible debt would be adjusted by the interest expense for the period. In periods when we have a net loss, stock awards and convertible debt are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates, estimates of terminal values, and royalty rates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash and cash equivalents presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	June 30, 2023	June 30, 2022
Total cash and cash equivalents	$468	$1,917

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables.

The Company’s accounts receivable at June 30, 2023 and March 31, 2023 are as follows (in thousands):

	June 30,	March 31,
	2023	2023
Accounts receivable, gross	$9,028	$7,062
Less: Allowance for credit losses	(234)	(186)
Accounts receivable, net	$8,794	$6,876

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of June 30, 2023 and March 31, 2023, the net receivable was $0.9 million and $1.5 million, respectively, as a result of cash being transferred to LiveOne as a result of the $8.8 million Bridge Loan proceeds. LiveOne and the Company do not charge interest on these borrowings.

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. The Company capitalizes certain costs related to the development of its platform and other software applications for internal use. In accordance with authoritative guidance, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in the Company’s consolidated statements of operations.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: computer, machinery, and software equipment (3 to 5 years), furniture and fixtures (3 to 5 years), leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term and capitalized software (3 years).

The Company evaluates the carrying value of its property and equipment if there are indicators of potential impairment. If there are indicators of potential impairment, the Company performs an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded in the Company’s consolidated statements of operations. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is carried at cost. Acquired trademarks and trade names are assessed as indefinite lived assets if there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment testing, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment testing at January 1 of each year.

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the three months ended June 30, 2023 and 2022, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property and Content Creator Relationships resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Brand and Trade Names (10 years), Customer, Content Creator (2 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused an overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the three months ended June 30, 2023 and 2022. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). The Company uses the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

Level 1	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at June 30, 2023, and are Level 3 measurements. There have been no transfers between levels.

Concentration of Credit Risk

The Company maintains cash balances at commercial banks. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Debt with Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations using the straight-line method. The offset to the contra-liability is recorded as either equity or liability in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using a Monte Carlo simulation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the straight-line method.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. The Company adopted ASU 2016-13 on April 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Property and Equipment

The Company’s property and equipment at June 30, 2023 and March 31, 2023 was as follows (in thousands):

	June 30,	March 31,
	2023	2023
Property and equipment, net
Computer, machinery, and software equipment	$117	$113
Furniture and fixtures	14	14
Leasehold improvements	24	24
Capitalized internally developed software	603	559
Total property and equipment	758	710
Less accumulated depreciation and amortization	(529)	(468)
Total property and equipment, net	$229	$242

Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2023 (in thousands):

Goodwill
Balance as of March 31, 2023	$12,041
Acquisitions	-
Balance as of June 30, 2023	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content creator relationships	$772	$772	$-
Brand and trade names	1,010	303	707
Total	$1,782	$1,075	$707

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content creator relationships	$772	$772	$-
Brand and trade names	1,010	278	732
Total	$1,782	$1,050	$732

The Company’s amortization expense on its finite-lived intangible assets was $0.03 million and $0.03 million for the three months ended June 30, 2023 and 2022, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2024 (remaining nine months)	$76
2025	101
2026	101
2026	101
2028	101
Thereafter	227
$707

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2023 and March 31, 2023 were as follows (in thousands):

	June 30,	March 31,
	2023	2023
Accounts payable	$1,963	$1,541
Accrued revenue share	3,685	3,039
Other accrued liabilities	2,410	2,318
	$8,058	$6,898

Accrued revenue share can be attributed to monies owed to content creators who contribute their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2023, the Company completed a private placement offering (the “PC1 Bridge Loan”) of the Company’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Notes mature on July 15, 2023, subject to a one-time three-month extension at the Company’s election (the “Maturity Date”). The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes shall automatically convert into the securities of the Company sold in a Qualified Financing (an initial public offering of the Company’s securities from which the Company’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of the Company’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of the Company’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of the Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) may at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”). Upon a Purchaser’s redemption of any PC1 Notes pursuant to the Optional Redemption right, then a portion of such Purchaser’s PC1 Warrants shall be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the PC1 Notes redeemed, PC1 Warrants to purchase 100% of the Warrant Shares issued per $0.001 million of the principal amount of the PC1 Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of the Company’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, LiveOne shall be required to redeem $1,000,000 of the then outstanding PC1 Notes pro rata from the PC1 Notes holders (other than the PC1 Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the PC1 Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

The Company further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If the Company does not file such registration statement on or prior to April 15, 2023, the Company shall be required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if the Company does not file such registration statement on or prior to July 15, 2023, the Company shall be required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). The Company shall not be required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

During the three months ended June 30, 2023 the Company repaid $3.0 million of principal on the PC1 Notes.

Warrants

The PC1 Warrants are classified as liabilities as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense).

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	June 30, 2023	March 31, 2023

Expected dividend yield	-%	-%
Expected stock-price volatility	74.20%	71.50%
Risk-free interest rate	4.17%	4.86%
Simulated share price	$2.38	$2.64
Exercise price	$2.24	$2.64

Total unrealized gain of $0.4 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three months ended June 30, 2023 in the accompanying condensed consolidated statements of operations.

Redemption Features

The Company determined that the redemption features associated with the PC1 Bridge Loan meet the accounting definition of an embedded derivative that must be separated from the PC1 Bridge Loan and initially and subsequently be reported as a liability (the “Redemption Liability”) and measured at fair value. The fair value of the Redemption Liability was determined using a Monte Carlo simulation model.

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	June 30, 2023	March 31, 2023

Simulations	100,000	100,000
Expected stock-price volatility	41.00%	71.50%
Risk-free interest rate	5.27%	3.59%
Conversion price	$1.66	$1.78
Stock price	$2.39	$2.64

The fair value of the Redemption Liability at June 30, 2023 is $1.1 million. The $0.8 million change in the fair value of the Redemption Liability derivative is recorded as a gain and included in other expenses in the accompanying condensed consolidated statements of operations for the three months June 30, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three months ended June 30, 2023 was $1.4 million.

Interest expense with respect to the PC1 Bridge Loan for the three months ended June 30, 2023 was $0.2 million. There are no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of June 30, 2023, the Company’s parent, LiveOne, holds $3.0 million of the outstanding PC1 Notes.

During the three months ended June 30, 2023 and 2022, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended June 30, 2023 and 2022, was $0.2 million and $0.3 million respectively.

On July 1, 2020, LiveOne made a contribution of $15.0 million to the Company to acquire PodcastOne.

As of June 30, 2023 and March 31, 2023, the Company had a related party payable owed to LiveOne of $3.0 million and $2.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of June 30, 2023 and March 31, 2023, the Company had a related party receivable from LiveOne of $3.8 million and $3.7 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of June 30, 2023, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.8 million for the fiscal year ending March 31, 2024.

On a quarterly basis, the Company records the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period of time is the period that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, members, and other terms of each agreement that impact the Company’s expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Legal Proceedings

From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. In the opinion of management, after consultation with legal counsel, except as set forth below, such routine claims and lawsuits are not significant and we do not currently expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

On February 23, 2023, Cherri Bell filed a complaint in the Superior Court of the State of California, County of Los Angeles against the PodcastOne Sales, LiveOne and Mr. Kit Gray, the Company’s President. The complaint alleges several causes of action allegedly arising out of plaintiff’s employment with PodcastOne Sales, including claims for retaliation in violation of California Labor Code §1102.5, wrongful termination in violation of public policy and intentional infliction of emotional distress. Plaintiff is seeking damages, which shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The defendants have denied plaintiffs’ claims, and the Company believes that the allegations are without merit and that the defendants have strong defenses. The Company intends to vigorously defend all defendants against any liability to the plaintiff. As of the date of this report, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. As of June 30, 2023, LiveOne was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the consolidated financial statements for the three months ended June 30, 2023 and 2022.

Note 10 — Stockholders’ Equity

Spin-Out

In connection with the anticipated spin-out of the Company as a separate publicly trading company (the “Spin-Out”), LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of June 30, 2023, LiveXLive PodcastOne, Inc. owned 20,000,000 shares of the Company’s common stock, which constituted 100% of the Company’s issued and outstanding shares of common stock as of such date.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation which was approved by the Company’s board of directors and LiveOne as the sole stockholder on December 15, 2022, upon the filing of the Amended and Restated Certificate of Incorporation in connection with the completion of the anticipated Spin-Out, the Company shall have the authority to issue up to 110,000,000 shares, consisting of 100,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock, $0.00001 par value per share.

2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 5,000,000 shares increasing the total up to 17,600,000 shares, which increase was formally adopted by LiveOne on June 28, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

LiveOne Options Grants to the Company’s Employees

Stock option awards are granted with an exercise price equal to the fair market value of LiveOne’s common stock at the date of grant based on the closing market price of its common stock as reported on The Nasdaq Capital Market. The option awards generally vest over two to four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

As of June 30, 2023, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 1.0 years.

The following table summarizes the activity of LiveOne’s options issued to its and its subsidiaries’ employees during the three months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of March 31, 2023	240,000	2.84
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2023	240,000	2.84
Exercisable as of June 30, 2023	128,750	2.65

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of June 30, 2023 was 8.09 years and 8.13 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at June 30, 2023.

The fair value of stock options outstanding and exercisable at June 30, 2023 was $0.7 million and $0.3 million, respectively. The fair value of stock options outstanding and exercisable at June 30, 2022 was $0.7 million and $0.2 million, respectively.

Restricted Stock Units Grants

As of June 30, 2023, unrecognized compensation costs for unvested LiveOne restricted stock units awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.67 years.

The following table summarizes the activity of LiveOne’s restricted stock units issued to employees during the three months ended June 30, 2023:

Number of Shares
Outstanding as of March 31, 2023	262,500
Granted	-
Outstanding as of June 30, 2023	262,500

The fair value of restricted stock units that vested during the three months ended June 30, 2023 and 2022 was $0.1 million and $0.4 million, respectively.

PodcastOne 2022 Equity Incentive Plan

On December 15, 2022, the Company’s board of directors and LiveOne as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of the Company’s common stock for issuance. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan. As of August 14, 2023, the Company has not issued any inventive awards under the 2022 Plan.

Authorized Common Stock and Authority to Create Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation which was approved by the Company’s board of directors and LiveOne as the sole stockholder on December 15, 2023, upon the filing of the Amended and Restated Certificate of Incorporation in connection with the completion of the anticipated Spin-Out, the Company shall have the authority to issue up to 110,000,000 shares, consisting of 100,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock, $0.00001 par value per share (the “preferred stock”).

The Company may issue shares of preferred stock from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by the Company’s board of directors and will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Company’s board of directors.  The Company’s board of directors will have the power to increase or decrease the number of shares of preferred stock of any series after the issuance of shares of that series, but not below the number of shares of such series then outstanding.  In case the number of shares of any series shall be decreased, the shares constituting such decrease will resume the status of authorized but unissued shares of preferred stock.

While the Company does not currently have any plans for the issuance of preferred stock, the issuance of such preferred stock could adversely affect the rights of the holders of common stock and, therefore, reduce the value of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until and unless the Company’s board of directors determines the specific rights of the holders of the preferred stock; however, these effects may include: restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock, or delaying or preventing a change in control of the Company without further action by the stockholders.

Note 11 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability on PodcastOne bridge loan	$2,429	$-	$-	$2,429
Bifurcated embedded derivative on PodcastOne bridge loan	1,148	-	-	1,148
	$3,577	$-	$-	$3,577

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability on PodcastOne bridge loan	$2,817	$-	$-	$2,817
Bifurcated embedded derivative on PodcastOne bridge loan	1,950	-	-	1,950
	$4,767	$-	$-	$4,767

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance at March 31, 2023	$4,767
Change in fair value of bifurcated embedded derivatives, reported in earnings	(1,190)
Balance as of June 30, 2023	$3,577

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of June 30, 2023 and March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include Courtside Group, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2023, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, including our proposed direct listing, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition, direct listing, distribution or transaction, the timing of the closing of such proposed event will not occur; our ability to list on a national exchange; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the bridge notes at maturity; the effect of the conditional conversion feature of the bridge notes; LiveOne’s compliance with the covenants in its credit facility agreement; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview

We were incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #14 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

We are currently a wholly owned subsidiary of LiveOne, a Nasdaq listed company, and will be a majority owned subsidiary of LiveOne and a standalone publicly traded company after the completion of the anticipated spin-out of our Company as a separate publicly trading company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

We also produce vodcasts (video podcasts), branded podcasts, merchandise, and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 4.8+ million monthly unique listeners, and 20+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences.

Our operating model is focused on offering white glove service to our shows, talent, and advertising clients. With an in-house sales, production, marketing, and tech team, we believe PodcastOne delivers more to clients and talent than any other publisher in the marketplace. This allows us to scale our operations while attracting talent who bring in brand advertisers and revenue. We earn revenue through the sale of embedded host read ads, dynamic ads (host read and otherwise), segment sponsorships, and programmatic monetization channels. We also provide the opportunity for clients to have 100% share of voice with branded podcast episodes or series as well as live tours, merch, and IP ownership for original programming.

In addition to our core business, we also built, own and operate a solution for the growing number of independent podcasters, Launchpad One. Launchpad One is a self-publishing podcast platform, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. Launchpad One serves as a talent pool for us to find new podcasts and talent.

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $10.6 million and $8.7 million for the three months ended June 30, 2023 and 2022, respectively, representing year-over-year growth of 22%. For the years ended March 31, 2023 and 2022, our revenue was $34.6 million and $32.3 million and our net loss was $7.0 million and $3.6 million, respectively.

Recent Developments for the Quarter Ended June 30, 2023

On May 18, 2023, LiveOne entered into a letter of intent for us to potentially acquire certain assets of the Los Angeles based podcast network, development and production company Kast Media in an all stock deal, subject to standard and other closing conditions as set forth therein. If completed, the purchase price would be payable in shares of our common stock.

On June 20, 2023, LiveXLive entered into a binding letter of intent to acquire Guru Fantasy Reports, Inc. (“Guru Reports”) for $3.5 million, plus such an additional purchase price based on achieved revenues, to be paid out in shares of our common stock, subject to standard and other closing conditions as set forth therein. If completed, the number of shares of common stock of PodcastOne will be based on a value of $8.00 per share

Our Business Model

We are an Ad-Supported Service that provides free content to listeners via their mobile and desktop devices. We generate revenue from the sale of audio, video and social advertising delivered through advertising impressions. We generally enter into arrangements with advertising agencies that purchase advertising on our platform on behalf of the agencies’ clients. These advertising arrangements typically specify the type of advertising product, pricing, insertion dates, and number of impressions in a stated period. Revenue for our Ad-Supported segment is affected primarily by the number of a show’s listeners and our ability to provide innovative advertising products that are relevant to our Ad-Supported Users and enhance returns for our advertising partners. Our advertising strategy centers on the belief that advertising products that are based on content and are relevant to the Ad-Supported User can enhance Ad-Supported Users’ experiences and provide even greater returns for advertisers through the strength of our host-read embedded promos. According to a Super Listener Survey in 2021, an estimated 49% of listeners believe the hosts actually use the products and services they recommend and 60% of podcast listeners say they have bought something from hearing a podcast ad. Offering advertisers additional ways to purchase advertising on a programmatic basis is another key way that we expand our portfolio of advertising products and enhance advertising revenue. Furthermore, we continue to focus on analytics and measurement tools to evaluate, demonstrate, and improve the effectiveness of advertising campaigns on our platform.

When we are onboard new talent both parties have the common interest of creating content that advertisers want to purchase. We craft our deals with a percentage split of the advertising revenue (host-read embedded ads, DAI and programmatic) which strengthens our partnerships because when advertisers spend, we all win.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Impressions

The digital advertising industry is introducing new ways to measure and price advertising inventory. For example, a significant portion of advertisers are in the process of moving from purchasing advertisement impressions based on the number of advertisements served by the applicable ad server to a new “viewable” impression standard (based on number of pixels in view and duration) for select products. In the absence of a uniform industry standard, agencies and advertisers have adopted several different measurement methodologies and standards. In addition, measurement services may require technological integrations, which are still being evaluated by the advertising industry without an agreed-upon industry standard metric. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy, and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

Further, the digital advertising industry is shifting to data-driven technologies and advertising products, such as automated buying. These data-driven advertising products and automated buying technologies allow publishers and advertisers to use data to target advertising toward specific groups of users who are more likely to be interested in the advertising message delivered to them. These advertising products and programmatic technologies are currently more developed in terms of advertising technology and industry adoption on the web than they are on mobile or on other software applications, and may not integrate with our desktop software version of the ad-supported services. Because the majority of our ad-supported user hours occur on mobile devices, if we are unable to deploy effective solutions to monetize the mobile device usage by our ad-supported user base, our ability to attract advertising spend, and ultimately our advertising revenue, may be adversely affected by this shift. In addition, we rely on third-party advertising technology platforms to participate in automated buying, and if these platforms cease to operate or experience instability in their business models, it also may adversely affect our ability to capture advertising spend.

We generate revenue by charging a cost per thousand impressions (“CPM”) based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions we measure does not continue to grow or decreases for any reason, our business will suffer. For example, if digital ad spending remains constant and our advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for us to verify and a corresponding decline in our revenues.

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.48 billion downloads during the year ended March 31, 2022.

In addition to our core business, it also built, owns and operates a solution for the growing number of independent podcasters, LaunchPadOne. LaunchPadOne is a self-publishing podcast platform, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchPadOne serves as a talent pool for us to find new podcasts and talent.

Key Business Metric

We review various operating and financial metrics, including the number of podcasts downloaded to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. However, while we believe that other than the number of podcasts downloaded on our platform, such metrics do not materially help to evaluate our business, measure our performance or provide a better understanding of our results, our management uses its experience and understanding of the podcasting and advertising industry to evaluate such metrics, as well as CPM and various underlying podcast agreement terms (such as minimum guarantee payments, term, marketing spend) and others, such as advertiser engagement with a show, on a show by show basis and in totality across all shows on our network to predict our future business and financial performance. Accordingly, we are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly-titled metrics in a different way, and provide the number of podcasts downloaded on our platform as the metric that we believe provides the best understanding of our results, as more fully discussed below.

	Year Ended March 31,			Three Months Ended June 30,
	2023	2022	YoY Growth	2023	2022	YoY Growth
Number of podcast downloads	617,445,568	590,412,840	5%	93,539,000	179,653,449	-48%

Number of Podcast Downloads

We are an Ad-Supported Service that provides free content to listeners via their mobile and desktop devices. We generate revenue from the sale of audio, video and social advertising delivered through advertising impressions. We generally enter into arrangements with advertising agencies that purchase advertising on our platform on behalf of the agencies’ clients. These advertising arrangements typically specify the type of advertising product, pricing, insertion dates, and number of impressions in a stated period. Revenue for our Ad-Supported segment is affected primarily by the number of a show’s listeners and our ability to provide innovative advertising products that are relevant to our Ad-Supported Users and enhance returns for our advertising partners. Therefore we believe our ability to grow and measure our effectiveness of advertisers is dependent on tracking the number of podcast downloaded on our platform.

Response to COVID-19

While the COVID-19 pandemic has had an adverse effect on the global economy, including the businesses of many of our customers and prospective customers and did, in the early stages of the pandemic, result in increased attrition from our smaller customers and those customers in the most impacted industries such as travel and entertainment, overall, the COVID-19 pandemic has resulted in favorable trends for our business and the businesses of those customers who have been able to leverage digital optimization of their products as sales increasingly shifted online. For example, during the second quarter of fiscal year 2020, the average customer’s event utilization rate, which is the percent of contracted event volume a customer consumes, increased to over 100% signaling early upsell opportunities.

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our San Francisco headquarters due to shelter-in-place orders and restrictions on our ability to travel to customers. Moreover, our existing and prospective customers have experienced and may continue to experience slowdowns in their businesses, including due to ongoing worldwide supply chain disruptions, which in turn has and may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections. In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could limit our ability to access capital on favorable terms or at all. The ongoing impact of the pandemic on our future business, financial condition, and results of operations depends on the pandemic’s duration and severity, which are difficult to assess or predict. See “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on our business.

Components of Results of Operations

Revenue

We generate revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents our efforts to satisfy the performance obligation. We earn advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Operating Expenses

Our operating expenses consist of cost of sales, product development, sales and marketing, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we continue to invest in our business, we expect our operating expenses to continue to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, we expect operating expenses as a percentage of revenue will increase in the short term as we invest in product innovation and sales growth and incur additional professional services and compliance costs as we operate as a public company.

Sales and Marketing

Sales and Marketing include direct and indirect costs related to our event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote our services are expensed as incurred.

Product Development

Product development costs not capitalized are primarily expenses for research and development, product and content development activities, including internal software development and improvement costs which have not been capitalized by us.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to our product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote our services are expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions, as well as certain tax, license, and insurance-related expenses, and allocated overhead costs.

We also expect to recognize certain expenses as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our common stock, we expect to incur professional fees and expenses, and in the quarter of our listing we expect to incur fees paid to our financial advisor in addition to other professional fees and expenses related to such listing. Following the listing of our common stock, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs.

Results of Operations

Three Months Ended June 30, 2023, as compared to Three Months Ended June 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,
	2023	2022

Revenue:	$10,637	$8,716

Operating expenses:
Cost of sales	8,222	6,581
Sales and marketing	1,250	1,590
Product development	27	65
General and administrative	920	936
Amortization of intangible assets	25	25
Total operating expenses	10,444	9,197
Income (loss) from operations	193	(481)

Other income (expense):
Interest expense, net	(1,593)	-
Change in fair value of derivatives	1,190	-
Total other income (expense), net	(403)	-

Loss before provision for income taxes	(210)	(481)
Provision for income taxes	-	-
Net loss	$(210)	$(481)

Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares – basic and diluted	20,000,000	147,984,230

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$36	$25	44%
Sales and marketing	22	21	5%
Product development	-	-	-%
General and administrative	3	4	-25%
Total depreciation expense	$61	$50	22%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$53	$78	-32%
Sales and marketing	28	75	-63%
Product development	-	-	-%
General and administrative	3	133	-98%
Total stock-based compensation expense	$84	$286	-71%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	77%	76%
Sales and marketing	12%	18%
Product development	-%	1%
General and administrative	9%	11%
Amortization of intangible assets	-%	-%
Total operating expenses	98%	106%
Income (loss) from operations	2%	-6%
Other income (expense), net	-4%	-%
Loss before income taxes	-2%	-6%
Income tax provision	-%	-%
Net loss	-2%	-6%

Revenue

Revenue increased $1.9 million, or 22%, to $10.6 million for the three months ended June 30, 2023, as compared to $8.7 million for the months ended June 30, 2022. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $1.6 million, or 25%, to $8.2 million for the three months ended June 30, 2023, as compared to $6.6 million for the months ended June 30, 2022. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Sales and marketing expenses	$1,250	$1,590	-21%
Product development	27	65	-58%
General and administrative	920	936	-2%
Amortization of intangible assets	25	25	-%
Total Other Operating Expenses	$2,222	$2,616	-15%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.3 million, or 21%, to $1.3 million for the three months ended June 30, 2023, as compared to $1.6 million for the three months ended June 30, 2022. The decrease was primarily due to less advertising spending as it pertained to generating leads.

Product Development

Product development expenses decreased by $38,000, or 58%, to $27,000 for the three months ended June 30, 2023, as compared to $65,000 for the three months ended June 30, 2022, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses decreased by $16,000, or 2%, to $0.9 million for the three months ended June 30, 2023, as compared to $0.9 million for the three months ended June 30, 2022, as headcount remained constant between the periods.

Amortization of Intangible Assets

Amortization of intangible assets remained consistent at $25,000 for both the three months ended June 30, 2023 and 2022. There were no significant additions of intangibles during the three months ended June 30, 2023.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Total other income (expense), net	$(403)	$-	-100%

Total other income (expense) decreased by $0.4 million, or 100%, to and expense of $0.4 million for the three months ended June 30, 2023, as compared to none for the three months ended June 30, 2022. The decrease is due to $1.6 million of interest expense attributed to our Bridge Loan which began in July 2022, which was offset by the change in fair value of $1.2 million associated with the derivatives issued with the Bridge Loan.

Non-GAAP Financial Measures

The following table presents certain non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below. In addition to our results determined in accordance with U.S. GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool. A reconciliation is also provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP.

Contribution Margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill and intangible asset impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate the performance of our operating segment. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2023 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Three Months Ended June 30, 2023
Total	$(210)	$86	$84	$-	$403	$-	$363

Three Months Ended June 30, 2022
Total	$(481)	$75	$286	$-	$-	$-	$(120)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2023	2022

Revenue:	$10,637	$8,716
Less:
Cost of sales	(8,221)	(6,581)
Amortization of developed technology	(58)	(45)
Gross Profit	2,358	2,090

Add back amortization of developed technology:	58	45
Contribution Margin	$2,416	$2,135

Limitations and Reconciliations of Non-GAAP Financial Measures

Non-GAAP financial measures are presented for supplemental informational purposes only. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $0.5 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, a bridge loan and intercompany loans from our parent, LiveOne. As of June 30, 2023, we had a bridge loan (net of discounts) of $5.7 million, derivative liabilities of $3.6 million and a related party payable balance of $3.0 million. Our parent is required to maintain minimum cash balances as a result of debt covenants on their debt.

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes mature on July 15, 2023, subject to a one-time three-month extension at our election. The Bridge Notes bear interest at a rate of 10% per annum payable on maturity. The Bridge Notes shall automatically convert into the securities of our Company sold in a Qualified Financing (an initial public offering of our securities on a national securities exchange) or a Qualified Event (a direct listing of our securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of our common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of our Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the Bridge Notes (other than LiveOne) may at such holder’s option require us to redeem up to 45% of the principal amount of such holder’s Bridge Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the Bridge Notes (other than those held by LiveOne), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the Bridge Notes (the “Optional Redemption”). Upon a holder’s redemption of any Bridge Notes pursuant to the Optional Redemption right, then a portion of such holder’s Bridge Warrants shall be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the Bridge Notes redeemed, the Bridge Warrants to purchase 100% of the Bridge Warrant shares issued per $0.001 million of the principal amount of the Bridge Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of our equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the Bridge Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the Bridge Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if we have not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, we shall be required to redeem $1,000,000 of the then outstanding Bridge Notes pro rata from the Bridge Notes holders (other than the Bridge Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

We shall not be required to redeem or repay more than a total of $3,000,000 of the principal amount of the Bridge Notes as a result of the Optional Redemption and/or the Early Redemption. As of June 29, 2023, we had not yet consummated the Direct Listing and accordingly, we redeemed $3,000,000 of the outstanding Bridge Notes (other than the Bridge Notes issued to LiveOne).

As of June 30, 2023, LiveOne’s total outstanding consolidated indebtedness was $7.0 million, net of fees and discounts, which consisted entirely of LiveOne’s senior credit facility. The senior credit facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2023, LiveOne was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

We are looking to secure additional interim financing in the immediate future after the completion of the Direct Listing, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond February 2024. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and used cash of $4.1 million in financing activities for the three months ended June 30, 2023 and had a working capital deficiency of $9.0 million as of June 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2023 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent its ability to further develop and execute on our business plan. We may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(46)	$868
Net cash used in investing activities	(48)	(54)
Net cash used in financing activities	(3,000)	-
Net change in cash, cash equivalents and restricted cash	$(3,094)	$814

Operating Activities

For the three months ended June 30, 2023

Net cash used in our operating activities of $46,000 for the three months ended June 30, 2023 primarily resulted from our net loss during the period of $0.2 million, which included non-cash charges of $1.3 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(2) million for the three months ended June 30, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

For the three months ended June 30, 2022

Net cash provided by our operating activities of $0.9 million for the three months ended June 30, 2022 primarily resulted from our net loss during the period of $0.5 million, which included non-cash charges of $0.4 million largely comprised of depreciation and amortization and stock-based compensation. The remainder of our sources of cash provided by operating activities of $1.0 million for the three months ended June 30, 2022 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and related party receivables/payables.

Investing Activities

For the three months ended June 30, 2023

Net cash used in investing activities of $0.1 million for the three months ended June 30, 2023 was for the purchase of capitalized internally developed software costs during such period.

For the three months ended June 30, 2022

Net cash used in investing activities of $0.1 million for the three months ended June 30, 2022 was for the purchase of capitalized internally developed software costs during such period.

Financing Activities

For the three months ended June 30, 2023

Net cash used in financing activities of $3.0 million for the three months ended June 30, 2023 was due to the pay down of our Bridge Loan during such period.

Debt Covenants

As of June 30, 2023, LiveOne was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our President and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our President and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in the Registration Statement (as defined below), our President (Principal Executive Officer) and Interim Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the years ended March 31, 2023 and 2022, our management identified a material weaknesses in the following: our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting.

We continue to be in the process of implementing changes to our internal control over financial reporting to remediate the material weakness as described above.

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our President (Principal Executive Officer) and Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 10 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We have set forth in section captioned “Risk Factors” in our Registration Statement on Form S-1, as amended, which was declared effective by the SEC on May 15, 2023 (as amended the “Registration Statement”), risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our Registration Statement for a more complete understanding of risks concerning us. Except as set forth below, there have been no material changes in our risk factors since those published in our Registration Statement.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $7.0 million and $3.6 million for the fiscal years ended March 31, 2023 and 2022, respectively, and cash used in operating activities of $(4.7) million and $2.0 million for the fiscal years ended March 31, 2023 and 2022, respectively. We incurred a net loss of $0.2 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and had cash used in operating activities of $0.1 million and provided by operating activities of $0.9 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $12.9 million and net current liabilities of $20.2 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $20.2 million as of June 30, 2023, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its senior credit facility, its senior lender may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s senior credit facility contains provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the senior credit facility lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the senior credit facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2023, LiveOne was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

Our failure to meet the continued listing requirements of the applicable national securities exchange could result in a de-listing of our shares and penny stock trading.

If our common stock is listed on a national securities exchange (the “Exchange”) and if we fail to satisfy the applicable continued listing requirements of the exchange, the Exchange may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). If our ordinary shares are ultimately delisted from the Exchange, our ordinary shares would likely then trade only in the over-the-counter market and the market liquidity of our ordinary shares could be adversely affected and their market price could decrease. If our ordinary shares were to trade on the over-the-counter market, selling our ordinary shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our ordinary shares and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our ordinary shares are ultimately delisted from the Exchange and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our ordinary shares and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our ordinary shares are ultimately delisted from the Exchange and then trade on the over-the-counter market at a price of less than $5.00 per share, our ordinary shares would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our ordinary shares and may affect the ability of investors to sell their shares, until our ordinary shares no longer is considered a penny stock.

Risks Related to Our Company

For the years ended March 31, 2023 and 2022, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2023 and 2022, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2023, our management identified a material weaknesses as follows: our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting. The material weakness around the completeness of amounts and disclosures and the classification between current and noncurrent liabilities was remediated during the year ended March 31, 2023.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2022, our management identified material weaknesses in the following: our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities; and our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements.

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its senior credit facility at maturity.

At maturity, the entire outstanding principal amount of LiveOne’s senior secured facility, will become due and payable by LiveOne. As of June 30, 2023, none is due in fiscal 2024 and $7.0 million of LiveOne’s total indebtedness is due in fiscal 2025.

LiveOne’s failure to repay any outstanding amount of its senior credit facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the senior credit facility or the maximum rate permitted by applicable law until such amount is paid in full. A default under the senior credit facility could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, LiveOne may not have sufficient funds to repay its senior credit facility or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the senior lender shall have the right to, among other things, take possession of LiveOne’s, our Company’s and LiveOne’s and our respective subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of June 30, 2023 was $5.6 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior facility lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lender or terminate our existing debt agreements. LiveOne’s debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

LiveOne’s substantial debt combined with its and our other financial obligations and contractual commitments could have other significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest on, and principal of, LiveOne’s debt, which will reduce the amounts available to fund our working capital, capital expenditures, product development efforts and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

●	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

LiveOne intends to satisfy its current and future debt service obligations with its and our existing cash and cash equivalents and funds from external sources, including equity and/or debt financing. However, LiveOne and its subsidiaries (including our Company) may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, LiveOne and/or our Company may not have sufficient funds or may be unable to arrange for additional financing to repay LiveOne’s and/or our indebtedness or to make any accelerated payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, as currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as currently in effect (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
3.3	Form of Amended and Restated Certificate of Incorporation of the Company, to be effective in connection with the Company’s direct listing (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
3.4	Bylaws of the Company, as currently in effect (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
3.5	Form of Amended and Restated Bylaws of the Company, to be effective in connection with the Company’s direct listing (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
4.1	Form of 10% Original Issued Discount Convertible Promissory Note, dated July 15, 2022, issued by the Company to the Purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
4.2	Form of Warrants, dated July 15, 2022, issued by the Company to the Purchasers (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
10.1	Form of Subscription Agreement, dated as of July 15, 2022, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
10.2†	The Company’s 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
10.3†	Form of Director Option Agreement under the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.4†	Form of Employee Option Agreement under the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.5†	Employment Agreement, dated as of February 10, 2021, between the Company and Kit Gray (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
10.6†	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.7	Form of Lock-Up Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.8	Form of Lock-Up Agreement between the Company and each of the Purchasers (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.9	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.10	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURTSIDE GROUP, INC.

Date: August 14, 2023	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)