Form 10-Q
period 2023-09-30
PodcastOne, Inc.
filed 2023-11-20
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 N. Maple Drive Suite 127 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

(310) 858-0888

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PODC	The NASDAQ Capital Market

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

As of November 17, 2023, there were 23,059,837 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2023	2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$491	$3,562
Accounts receivable, net	9,693	6,876
Prepaid expense and other current assets	967	1,006
Total Current Assets	11,151	11,444
Property and equipment, net	236	242
Goodwill	12,041	12,041
Intangible assets, net	2,821	732
Related party receivable	2,166	3,768
Total Assets	$28,415	$28,227

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,119	$6,898
Bridge loan, net	-	7,155
Derivative liabilities	-	4,767
Related party payable	2,757	2,288
Total Current Liabilities	10,876	21,108
Other long term liabilities	256	-
Total Liabilities	11,132	21,108

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 200,000,000 shares authorized; 23,059,837 and 20,000,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	-	-
Additional paid in capital	43,245	19,785
Accumulated deficit	(25,962)	(12,666)
Total stockholders’ equity	17,283	7,119
Total Liabilities and Stockholders’ Equity	$28,415	$28,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue:	$10,516	$8,497	$21,153	$17,213

Operating expenses:
Cost of sales	9,057	6,328	17,279	12,909
Sales and marketing	1,451	1,226	2,701	2,816
Product development	28	43	55	108
General and administrative	1,215	676	2,135	1,612
Amortization of intangible assets	191	26	216	51
Total operating expenses	11,942	8,299	22,386	17,496
(Loss) income from operations	(1,426)	198	(1,233)	(283)

Other income (expense):
Interest expense, net	(654)	(1,382)	(2,247)	(1,382)
Change in fair value of bifurcated embedded derivatives	(8,793)	865	(7,603)	865
Other income (expense)	-	(138)	-	(138)
Total other expense, net	(9,447)	(655)	(9,850)	(655)

Loss before provision for income taxes	(10,873)	(457)	(11,083)	(938)

Provision for income taxes	-	-	-	-
Net loss	$(10,873)	$(457)	$(11,083)	$(938)

Net loss per share – basic and diluted	$(0.52)	$(0.00)	$(0.54)	$(0.01)
Weighted average common shares – basic and diluted	20,714,161	147,984,230	20,357,080	147,984,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993
Stock-based compensation	-	-	842	-	842
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	6,250	-	12	-	12
Common stock issued for purchase of intangibles	208,800	-	917	-	917
Net loss	-	-	-	(10,873)	(10,873)
Balance as of September 30, 2023	23,059,837	$-	$43,245	$(25,962)	$17,283

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	147,984,230	$-	$18,784	$(5,699)	$13,085
Stock-based compensation	-	-	286	-	286
Net loss	-	-	-	(481)	(481)
Balance as of June 30, 2022	147,984,230	$-	$19,070	$(6,180)	$12,890
Stock-based compensation	-	-	300	-	300
Net loss	-	-	-	(457)	(457)
Balance as of September 30, 2022	147,984,230	$-	$19,370	$(6,637)	$12,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(11,083)	$(938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	338	156
Stock-based compensation	938	586
Amortization of debt discount	1,949	1,200
Change in fair value of bifurcated embedded derivatives	7,603	(865)
Provision for credit losses	92	(21)
Changes in operating assets and liabilities:
Accounts receivable	(2,909)	867
Prepaid expenses and other current assets	39	(140)
Related party receivable/payables	2,071	(4,157)
Accounts payable and accrued liabilities	1,287	(930)
Other liabilities	256	-
Net cash provided by (used in) operating activities	581	(4,242)

Cash Flows from Investing Activities:
Purchases of property and equipment	(116)	(108)
Purchase of intangible assets	(536)	-
Net cash used in investing activities	(652)	(108)

Cash Flows from Financing Activities:
Payments on bridge loan	(3,000)	-
Proceeds from bridge loan	-	7,376
Net cash (used in) provided by financing activities	(3,000)	7,376

Net change in cash and cash equivalents	(3,071)	3,026
Cash and cash equivalents, beginning of period	3,562	1,103
Cash and cash equivalents, end of period	$491	$4,129

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for the purchase of intangibles	$917	$-
Purchase of intangibles accrued for at period end	$851	$-
Common stock issued in connection with the conversion of the bridge loan	$10,276	$-
Common stock dividend	$2,213	$-
Warrants classified from liabilities to equity	$9,116	$-
Derivative exchanged into common stock associated with the bridge loan	$3,254	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2023 and 2022

Note 1 — Organization and Basis of Presentation

Organization

PodcastOne, Inc. (“we,” “us,” “our”, the “Company” or “PodcastOne”), formerly known as Courtside Group, Inc., is a Delaware corporation headquartered in Beverly Hills, California. The Company is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including its website (www.podcastone.com), its PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more.

The Company was incorporated in the State of Delaware on February 25, 2014, and is a majority owned subsidiary of LiveOne, Inc. (“LiveOne”), a Nasdaq listed company. On July 1, 2020, LiveOne through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired the Company. Acquisitions are included in the Company’s financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. In connection with the acquisition, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the net assets acquired which was determined to be $16.1 million. In accordance with the push down basis of accounting, the Company’s net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal. The Company has two wholly owned subsidiaries, Courtside, LLC, a Delaware limited liability company, and PodcastOne Sales, LLC, a California limited liability company.

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and that these financial statements have been derived as if the Company had operated on a standalone basis during the three and six months ended September 30, 2023 and 2022. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the six months ended September 30, 2023 and 2022. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s audited balance sheet included in the Company’s Special Financial Report under cover of the facing page of an Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Special Financial Report”).

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $0.5 million as of September 30, 2023). The Company has an accumulated deficit of $26.0 million and a working capital of $0.3 million as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2024. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three and six months ended September 30, 2023 and 2022, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions has occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended September 30, 2023 and 2022 was $3.6 million and $1.8 million, respectively. Barter revenue for the six months ended September 30, 2023 and 2022 was $7.7 million and $3.1 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the six months ended September 30, 2023 and 2022, respectively.

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

During the quarter ended September 30, 2023, the Company began to issue equity awards in the form of RSUs directly to its employees.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s condensed consolidated statements of cash flows as of  September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
	2023	2022
Total cash and cash equivalents	$491	$4,129

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

The Company’s accounts receivable at September 30, 2023 and March 31, 2023 are as follows (in thousands):

	September 30,	March 31,
	2023	2023
Accounts receivable, gross	$9,973	$7,062
Less: Allowance for credit losses	(280)	(186)
Accounts receivable, net	$9,693	$6,876

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of September 30, 2023 and March 31, 2023, the net (payable) receivable was $(0.3) million and $1.5 million, respectively, as a result of cash being transferred to LiveOne as a result of the $8.8 million Bridge Loan proceeds. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the three and six months ended September 30, 2023 and 2022, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property and Content Creator Relationships resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Brand and Trade Names (10 years), Customer, Content Creator (1-2 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused an overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the three and six months ended September 30, 2023 and 2022. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at September 30, 2023, and are Level 3 measurements. There have been no transfers between levels.

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

Note 3 — Property and Equipment

The Company’s property and equipment at September 30, 2023 and March 31, 2023 was as follows (in thousands):

	September 30,	March 31,
	2023	2023
Property and equipment, net
Computer, machinery, and software equipment	$124	$113
Furniture and fixtures	14	14
Leasehold improvements	24	24
Capitalized internally developed software	660	559
Total property and equipment	822	710
Less accumulated depreciation and amortization	(586)	(468)
Total property and equipment, net	$236	$242

Depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $0.1 million and $0.1 million for the six months ended September 30, 2023 and 2022, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended September 30, 2023 (in thousands):

Goodwill
Balance as of March 31, 2023	$12,041
Acquisitions	-
Balance as of September 30, 2023	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,076	$937	$2,139
Brand and trade names	1,010	328	682
Total	$4,086	$1,265	$2,821

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$772	$772	$-
Brand and trade names	1,010	278	732
Total	$1,782	$1,050	$732

Finder's Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2023 the Company has capitalized $2.2 million of payments made to such third party.

The Company’s amortization expense on its finite-lived intangible assets was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s amortization expense on its finite-lived intangible assets was $0.2 million and $0.1 million for the six months ended September 30, 2023 and 2022, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2024 (remaining six months)	$1,120
2025	1,171
2026	101
2027	101
2028	101
Thereafter	227
$2,821

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2023 and March 31, 2023 were as follows (in thousands):

	September 30,	March 31,
	2023	2023
Accounts payable	$1,377	$1,541
Accrued revenue share	4,010	3,039
Other accrued liabilities	2,732	2,318
	$8,119	$6,898

Accrued revenue share can be attributed to monies owed to content creators who contribute their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2023, the Company completed a private placement offering (the “PC1 Bridge Loan”) of the Company’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at the Company’s election (the “Maturity Date”). The Company elected the extension and extended the Maturity Date to October 15, 2023. The PC1 Notes bore interest at a rate of 10% per annum payable on maturity. The PC1 Notes automatically convert into the securities of the Company sold in a Qualified Financing (an initial public offering of the Company’s securities from which the Company’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of the Company’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of the Company’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of the Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) could at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”). Upon a Purchaser’s redemption of any PC1 Notes pursuant to the Optional Redemption right, then a portion of such Purchaser’s PC1 Warrants shall be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the PC1 Notes redeemed, PC1 Warrants to purchase 100% of the Warrant Shares issued per $0.001 million of the principal amount of the PC1 Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of the Company’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, LiveOne would have been required to redeem $1,000,000 of the then outstanding PC1 Notes pro rata from the PC1 Notes holders (other than the PC1 Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the PC1 Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

The Company further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If the Company did not file such registration statement on or prior to April 15, 2023, the Company would have been required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if the Company did not file such registration statement on or prior to July 15, 2023, the Company would have been required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). The Company was not required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

During the six months ended September 30, 2023 the Company redeemed $3.0 million of principal on the PC1 Notes.

On September 8, 2023, the Company completed a Qualified Event (its direct listing on The Nasdaq Capital Market (the "Spin-Out")) as a result of its direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of the Company’s common stock.

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital on the condensed balance sheets. As of September 30, 2023 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs:

	September 8	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total change in fair value of a loss of $6.7 million and loss of $6.3 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three and six months ended September 30, 2023 in the accompanying condensed consolidated statements of operations. The Company recorded a gain of $0.6 million for warrant liabilities accounted for a derivatives for the three and six months ended September 30, 2022.

Redemption Features

The Company determined that the redemption features associated with the PC1 Bridge Loan meet the accounting definition of an embedded derivative that must be separated from the PC1 Bridge Loan and initially and subsequently be reported as a liability (the “Redemption Liability”) and measured at fair value. The fair value of the Redemption Liability was determined using a Monte Carlo simulation model. On September 8, 2023, the Company completed its Spin-Out, therefore the redemption feature was cancelled and not exercised by the holder. Based on the fair value of the shares traded on September 8, 2023, the Company valued the derivative at $3.4 million.

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

March 31,
2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	3.59%
Conversion price	$1.78
Stock price	$2.64

The fair value of the Redemption Liability at September 30, 2023 was none as a result of the PC1 Bridge Loan converting to common stock. The $2.1 million and $1.4 million change in the fair value of the Redemption Liability derivative is recorded as an expense and included in other expenses in the accompanying condensed consolidated statements of operations for the three and six months September 30, 2023. For the three and six months ended September 30, 2022, the Company recorded a gain of $0.3 million for the change in the fair value of the Redemption Liability.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the PC1 Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and six months ended September 30, 2023 was $0.2 million and $1.6 million, respectively. Interest expense resulting from the amortization of the discount for each of the three and six months ended September 30, 2023 was $1.2 million.

Interest expense with respect to the PC1 Bridge Loan for the three and six months ended September 30, 2023 was $0.1 million and $0.2 million, respectively. Interest expense for the three and six months ended September 30, 2022 was $0.2 million. There are no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of September 30, 2023, the Company’s parent, LiveOne, holds approximately 15.7 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, directors and management affiliated with LiveOne hold approximately 887,995 shares of the Company's common stock.

During the three and six months ended September 30, 2023 and 2022, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three and six months ended September 30, 2022 was $0.1 million and $0.2 million respectively. The amount allocated to the Company from LiveOne for the three months ended September 30, 2023 was $0.2 million and $0.3 million respectively.

On July 1, 2020, LiveOne made a contribution of $16.1 million to the Company to acquire PodcastOne.

As of September 30, 2023 and March 31, 2023, the Company had a related party payable owed to LiveOne of $2.8 million and $2.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of September 30, 2023 and March 31, 2023, the Company had a related party receivable from LiveOne of $2.2 million and $3.8 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of September 30, 2023, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.8 million for the fiscal year ending March 31, 2024.

On August 28, 2023, the Company entered into a new two-year employment contract with its Chief Executive Officer for $0.4 million per year effective January 1, 2023.

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

On February 23, 2023, Cherri Bell filed a complaint in the Superior Court of the State of California, County of Los Angeles against the PodcastOne Sales, LiveOne and Mr. Kit Gray, the Company’s President. The complaint alleges several causes of action allegedly arising out of plaintiff’s employment with PodcastOne Sales, including claims for retaliation in violation of California Labor Code §1102.5, wrongful termination in violation of public policy and intentional infliction of emotional distress. Plaintiff is seeking damages, which shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The defendants have denied plaintiffs’ claims, and the Company believes that the allegations are without merit and that the defendants have strong defenses. The Company intends to vigorously defend all defendants against any liability to the plaintiff. The defendants have also filed a motion to compel arbitration in this matter. As of the date of this report, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). As of September 30, 2023, LiveOne was in compliance with all covenants under the Capchase Loan and not in compliance with all covenants under the ABL Credit Facility but cured the default subsequent to the period within the cure period.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the consolidated financial statements for the three and six months ended September 30, 2023 and 2022.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of September 30, 2023, LiveXLive PodcastOne, Inc. owned approximately 17.0 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 74% of the Company’s issued and outstanding shares of common stock as of such date.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation which was approved by the Company’s board of directors and LiveOne as the sole stockholder on December 15, 2022, which became effective on September 12, 2023, in connection with the completion of the Spin-Out, the Company is authorized to issue up to 110,000,000 shares, consisting of 100,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock, $0.00001 par value per share (the "preferred stock").

On September 8, 2023, the Company completed the Spin-Out and converted the outstanding PC1 Bridge Loan into 2,340,707 shares of common stock based on a fair value of $4.39 per share, which was the closing price of the stock on the date of conversion. The book value of the PC1 Bridge Loan and the bifurcated embedded derivative were converted into additional paid in capital, which equaled the fair value of the 2,340,707 shares issued for the conversion of the PC1 Bridge Loan. As a result of the completion of the Spin-Out and the PodcastOne shares becoming publicly traded, the Company reclassified its warrant liability to equity as a result of the strike price and number of warrants becoming fixed at $3.00 per share, which resulted in a $9.1 million increase to additional paid in capital. In addition, the Company's derivative liability was written to zero as the derivative was unexercised.

Finder's  Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2023, the Company has capitalized $2.2 million of payments made to such third party.

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

As of September 30, 2023, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 1.0 years.

The following table summarizes the activity of LiveOne’s options granted to its and its subsidiaries’ employees during the six months ended September 30, 2023:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2023	240,000	2.84
Granted	15,000	1.75
Exercised	-	-
Forfeited or expired	(100,000)	4.20
Outstanding as of September 30, 2023	155,000	1.86
Exercisable as of September 30, 2023	128,750	1.56

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of September 30, 2023 was 8.09 years and 8.13 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at September 30, 2023.

The fair value of stock options outstanding and exercisable at September 30, 2023 was $0.3 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at  September 30, 2022 was $0.7 million and $0.2 million, respectively.

Restricted Stock Units Grants

As of September 30, 2023, unrecognized compensation costs for unvested LiveOne restricted stock units awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.94 years.

The following table summarizes the activity of LiveOne’s restricted stock units granted to employees during the six months ended September 30, 2023:

Number of
Shares
Outstanding as of March 31, 2023	262,500
Granted	320,000
Outstanding as of September 30, 2023	582,500

The fair value of restricted stock units that vested during the three months ended September 30, 2023 and 2022 was $0.1 million and $0.4 million, respectively.

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

As of September 30, 2023, the Company has granted incentive awards underlying 651,561 shares of the Company's common stock under the 2022 Plan with a fair value of $4.39 per share. None of the awards had vested or have been forfeited as of September 30, 2023. As of September 30, 2023, the Company recognized $0.3 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.5 million, which is expected to be recognized over a weighted-average service period of 0.94 years.

Authorized Common Stock and Authority to Create Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation which was approved by the Company’s board of directors and LiveOne as the sole stockholder on December 15, 2023, became effective in connection with the completion of the Spin-Out, the Company is authorized to issue up to 110,000,000 shares, consisting of 100,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock.

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

Note 11 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability on PodcastOne bridge loan	$-	$-	$-	$-
Bifurcated embedded derivative on PodcastOne bridge loan	-	-	-	-
	$-	$-	$-	$-

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability on PodcastOne bridge loan	$2,817	$-	$-	$2,817
Bifurcated embedded derivative on PodcastOne bridge loan	1,950	-	-	1,950
	$4,767	$-	$-	$4,767

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance at March 31, 2023	$4,767
Change in fair value of bifurcated embedded derivatives, reported in earnings	7,603
Reclassification of warrant liability to equity	(9,116)
Conversion of bifurcated embedded derivative into common stock	(3,254)
Balance as of September 30, 2023	$-

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other long-term liabilities approximated their fair values as of September 30, 2023 and March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2023, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition or transaction, the timing of the closing of such proposed event will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or our parent's LiveOne, Inc.’s ("LiveOne") current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the bridge notes at maturity; the effect of the conditional conversion feature of the bridge notes; LiveOne’s compliance with the covenants in its credit facility agreement; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

After the completion of the spin-out of our Company from LiveOne, we became a standalone publicly traded company trading on The NASDAQ Capital Market. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company, We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

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

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $21.2 million and $17.2 million for the six months ended September 30, 2023 and 2022, respectively, representing year-over-year growth of 23%. For the years ended March 31, 2023 and 2022, our revenue was $34.6 million and $32.3 million and our net loss was $7.0 million and $3.6 million, respectively.

Recent Developments for the Quarter Ended September 30, 2023

As of the date of this Quarterly Report, we have continued to expand our slate of original programming, having acquired exclusive rights to certain podcasts, including ownership and intellectual property and derivative rights to several true crime podcasts for potential television and/or film projects and distribution.

As of the date of this Quarterly Report, while we are actively pursuing potential other podcast, show and other asset acquisitions consistent with our strategy, due to market conditions, neither we nor LiveXLive is actively pursuing the acquisition of Guru Fantasy Reports, Inc.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.48 billion downloads during the year ended March 31, 2022.

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

	Year Ended			Six Months Ended
	March 31,			September 30,
	2023	2022	YoY Growth	2023	2022	YoY Growth
Number of podcast downloads	617,445,568	590,412,840	5%	223,349,413	349,554,739	(36)%

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

Results of Operations

Three Months Ended September 30, 2023, as compared to Three Months Ended September 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2023	2022

Revenue:	$10,516	$8,497

Operating expenses:
Cost of sales	9,057	6,328
Sales and marketing	1,451	1,226
Product development	28	43
General and administrative	1,215	676
Amortization of intangible assets	191	26
Total operating expenses	11,942	8,299
Income (loss) from operations	(1,426)	198

Other income (expense):
Interest expense, net	(654)	(1,382)
Change in fair value of derivatives	(8,793)	865
Other income (expense)	-	(138)
Total other income (expense), net	(9,447)	(655)

Loss before provision for income taxes	(10,873)	(457)
Provision for income taxes	-	-
Net loss	$(10,873)	$(457)

Net loss per share – basic and diluted	$(0.52)	$(0.00)
Weighted average common shares – basic and diluted	20,714,161	147,984,230

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$34	$29	17%
Sales and marketing	21	22	(5)%
Product development	-	-	0%
General and administrative	7	5	40%
Total depreciation expense	$62	$56	11%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$313	$78	301%
Sales and marketing	135	75	80%
Product development	-	-	0%
General and administrative	406	147	176%
Total stock-based compensation expense	$854	$300	185%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	86%	74%
Sales and marketing	14%	14%
Product development	0%	1%
General and administrative	12%	8%
Amortization of intangible assets	2%	0%
Total operating expenses	114%	98%
Income (loss) from operations	(14)%	2%
Other income (expense), net	(90)%	(8)%
Loss before income taxes	(103)%	(5)%
Income tax provision	0%	0%
Net loss	(103)%	(5)%

Revenue

Revenue increased $2.0 million, or 24%, to $10.5 million for the three months ended September 30, 2023, as compared to $8.5 million for the months ended September 30, 2022. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $2.7 million, or 43%, to $9.1 million for the three months ended September 30, 2023, as compared to $6.3 million for the months ended September 30, 2022. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Sales and marketing expenses	$1,451	$1,226	18%
Product development	28	43	(35)%
General and administrative	1,215	676	80%
Amortization of intangible assets	191	26	635%
Total Other Operating Expenses	$2,885	$1,971	46%

Sales and Marketing Expenses

Sales and Marketing expenses increased by $0.2 million, or 18%, to $1.5 million for the three months ended September 30, 2023, as compared to $1.2 million for the three months ended September 30, 2022. The increase was primarily due to an increase in advertising spending as it pertained to generating leads.

Product Development

Product development expenses decreased by $15,000, or 35%, to $28,000 for the three months ended September 30, 2023, as compared to $43,000 for the three months ended September 30, 2022, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.5 million, or 80%, to $1.2 million for the three months ended September 30, 2023, as compared to $0.7 million for the three months ended September 30, 2022, as the Company incurred additional cost to complete its Spin-Out and related to the Finder's Fee Agreement.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.2 million, or 635%, to $0.2 million for the three months ended September 30, 2023 and 2022, as compared to $26,000 during the three months ended September 30, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Total other income (expense), net	$(9,447)	$(655)	1,342%

Total other expense increased by $8.8 million, or 1,342%, to $9.5 million for the three months ended September 30, 2023, as compared to $0.7 million for the three months ended September 30, 2022. The increase is due to an increase of $9.5 million of derivative loss attributed to our warrant liability and derivative liability associated with the Bridge Loan (as defined below). The increase was offset by a decrease of $0.7 million in interest expense attributed to our Bridge Loan which began in July 2022.

Six Months Ended September 30, 2023, as compared to Six Months Ended September 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended
	September 30,
	2023	2022

Revenue:	$21,153	$17,213

Operating expenses:
Cost of sales	17,279	12,909
Sales and marketing	2,701	2,816
Product development	55	108
General and administrative	2,135	1,612
Amortization of intangible assets	216	51
Total operating expenses	22,386	17,496
Income (loss) from operations	(1,233)	(283)

Other income (expense):
Interest expense, net	(2,247)	(1,382)
Change in fair value of derivatives	(7,603)	865
Other income (expense)	-	(138)
Total other income (expense), net	(9,850)	(655)

Loss before provision for income taxes	(11,083)	(938)
Provision for income taxes	-	-
Net loss	$(11,083)	$(938)

Net loss per share – basic and diluted	$(0.54)	$(0.01)
Weighted average common shares – basic and diluted	20,357,080	147,984,230

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$70	$54	30%
Sales and marketing	43	43	0%
Product development	-	-	0%
General and administrative	10	8	25%
Total depreciation expense	$123	$105	17%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$366	$162	126%
Sales and marketing	163	148	10%
Product development	-	-	0%
General and administrative	409	276	48%
Total stock-based compensation expense	$938	$586	60%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	82%	75%
Sales and marketing	13%	16%
Product development	0%	1%
General and administrative	10%	9%
Amortization of intangible assets	1%	0%
Total operating expenses	106%	102%
Income (loss) from operations	(6)%	(2)%
Other income (expense), net	(47)%	(4)%
Loss before income taxes	(52)%	(5)%
Income tax provision	0%	0%
Net loss	(52)%	(5)%

Revenue

Revenue increased $3.9 million, or 23%, to $21.2 million for the six months ended September 30, 2023, as compared to $17.2 million for the months ended September 30, 2022. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $4.4 million, or 34%, to $17.3 million for the six months ended September 30, 2023, as compared to $12.9 million for the months ended September 30, 2022. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Sales and marketing expenses	$2,701	$2,816	(4)%
Product development	55	108	(49)%
General and administrative	2,135	1,612	32%
Amortization of intangible assets	216	51	324%
Total Other Operating Expenses	$5,107	$4,587	11%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.1 million, or 4%, to $2.7 million for the six months ended September 30, 2023, as compared to $2.8 million for the six months ended September 30, 2022. The decrease was primarily due to less advertising spending as it pertained to generating leads.

Product Development

Product development expenses decreased by $53,000, or 49%, to $55,000 for the six months ended September 30, 2023, as compared to $108,000 for the six months ended September 30, 2022, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.5 million, or 32%, to $2.1 million for the six months ended September 30, 2023, as compared to $1.6 million for the six months ended September 30, 2022, as a result of additional cost incurred attributed to the spin-out and related to the Finder's Fee Agreement.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.2 million or 324%, to $0.2 million for the six months ended September 30, 2023 and 2022 as compared to $51,000 for the six months ended September 30, 2022. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Total other income (expense), net	$(9,850)	$(655)	1,404%

Total other expense increased by $9.2 million, or 1,404%, to $9.9 million for the six months ended September 30, 2023, as compared to $0.7 million for the six months ended September 30, 2022. The increase is due to an increase of $8.4 million of derivative loss attributed to our warrant liability and derivative liability associated with the Bridge Loan. In addition, there was an increase of $0.8 million in interest expense attributed to our Bridge Loan, which began in July 2022.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2023 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2023
Total	$(10,873)	$253	$854	$413	$9,447	$-	$94

Three Months Ended September 30, 2022
Total	$(457)	$82	$300	$5	$655	$-	$585

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2023
Total	$(11,083)	$338	$938	$719	$9,850	$-	$762

Six Months Ended September 30, 2022
Total	$(938)	$156	$586	$-	$655	$-	$459

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2023	2022

Revenue:	$10,516	$8,497
Less:
Cost of sales	(9,057)	(6,328)
Amortization of developed technology	(58)	(45)
Gross Profit	1,401	2,124

Add back amortization of developed technology:	58	45
Contribution Margin	$1,459	$2,169

	Six Months Ended
	September 30,
	2023	2022

Revenue:	$21,153	$17,213
Less:
Cost of sales	(17,279)	(12,909)
Amortization of developed technology	(112)	(97)
Gross Profit	3,762	4,207

Add back amortization of developed technology:	112	97
Contribution Margin	$3,874	$4,304

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

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $0.5 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. As of September 30, 2023, we had a related party payable balance of $2.4 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. The Bridge Notes bore interest at a rate of 10% per annum payable on maturity. The Bridge Notes automatically convert into the securities of our Company sold in a Qualified Financing (an initial public offering of our securities on a national securities exchange) or a Qualified Event (a direct listing of our securities on a national securities exchange (the "Direct Listing")), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of our common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of our Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the Bridge Notes (other than LiveOne) may at such holder’s option require us to redeem up to 45% of the principal amount of such holder’s Bridge Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the Bridge Notes (other than those held by LiveOne), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the Bridge Notes (the “Optional Redemption”). Upon a holder’s redemption of any Bridge Notes pursuant to the Optional Redemption right, then a portion of such holder’s Bridge Warrants would be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the Bridge Notes redeemed, the Bridge Warrants to purchase 100% of the Bridge Warrant shares issued per $0.001 million of the principal amount of the Bridge Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of our equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the Bridge Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the Bridge Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if we have not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, would have been required to redeem $1,000,000 of the then outstanding Bridge Notes pro rata from the Bridge Notes holders (other than the Bridge Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which would have been distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

We would not be required to redeem or repay more than a total of $3,000,000 of the principal amount of the Bridge Notes as a result of the Optional Redemption and/or the Early Redemption. As of June 29, 2023, we had not yet consummated the Direct Listing and accordingly, we redeemed $3,000,000 of the outstanding Bridge Notes (other than the Bridge Notes issued to LiveOne).

In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $8,000,000 to $5,000,000.

On September 8, 2023, we completed a Qualified Event (our spin-out from LiveOne to become a standard publicly trading company) as a result of our direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock.

As of September 30, 2023, LiveOne’s total outstanding consolidated indebtedness was $8.9 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

We are looking to secure additional interim financing in the immediate future after the completion of the Direct Listing, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2024. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and used cash of $3.0 million in financing activities for the three months ended September 30, 2023 and had working capital of $0.6 million as of September 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2023 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended
	September 30,
	2023	2022
Net cash provided by (used in) operating activities	$581	$(4,242)
Net cash used in investing activities	(652)	(108)
Net cash (used in) provided by financing activities	(3,000)	7,376
Net change in cash, cash equivalents and restricted cash	$(3,071)	$3,026

Operating Activities

For the six months ended September 30, 2023

Net cash provided by our operating activities of $0.6 million for the six months ended September 30, 2023 primarily resulted from our net loss during the period of $11.1 million, which included non-cash charges of $10.9 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives, amortization of debt discount and non-cash interest. The remainder of our sources of cash provided by operating activities of $0.7 million for the six months ended September 30, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and deferred revenue.

For the six months ended September 30, 2022

Net cash used in operating activities of $4.2 million for the six months ended September 30, 2022 primarily resulted from our net loss during the period of $0.9 million, which included non-cash charges of $1.1 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $4.3 million for the six months ended September 30, 2022 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and related party receivables/payables.

Investing Activities

For the six months ended September 30, 2023

Net cash used in investing activities of $0.7 million for the six months ended September 30, 2023 was for the purchase of capitalized internally developed software costs of $0.1 million and $0.5 million attributed to cash paid for acquired intangibles in the acquisition of certain podcasts during such period.

For the six months ended September 30, 2022

Net cash used in investing activities of $0.1 million for the six months ended September 30, 2022 was for the purchase of capitalized internally developed software costs during such period.

Financing Activities

For the six months ended September 30, 2023

Net cash used in financing activities of $3.0 million for the six months ended September 30, 2023 was due to the pay down of our Bridge Loan during such period.

For the six months ended September 30, 2022

Net cash provided by financing activities of $7.4 million for the  six months ended September 30, 2022 attributed to proceeds from the Bridge Loan.

Debt Covenants

As of September 30, 2023, LiveOne was not in compliance with all covenants under the ABL Credit Facility, but cured the default subsequent to the period within the cure period and was in compliance with all covenants under the Capchase Loan as of September 30, 2023.

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

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 8 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $7.0 million and $3.6 million for the fiscal years ended March 31, 2023 and 2022, respectively, and cash used in operating activities of $(4.7) million and $2.0 million for the fiscal years ended March 31, 2023 and 2022, respectively, and had cash provided by operating activities of $1.4 million and cash used in operating activities of $4.2 million for the six months ended September 30, 2023 and 2022, respectively.  We incurred a net loss of $11.1 million and $0.9 million for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $26.0 million and net current assets of $0.3 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $11.1 million as of September 30, 2023, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its ABL Credit Facility and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s ABL Credit Facility and the Capchase Loan contain certain provisions that limit its and our operating activities, including the ABL Credit Facility containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the ABL Credit Facility loan agreement). If an event of default occurs and is continuing, the ABL Credit Facility lender and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the ABL Credit Facility, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the ABL Credit Facility lender, Capchase would have the right to declare a default under its loan agreement with LiveOne. As of September 30, 2023, LiveOne was in compliance with all covenants under the Capchase Loan and not in compliance with all covenants under the ABL Credit Facility, but cured the default subsequent to the period within the cure period.

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

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its ABL Credit Facility at maturity.

At maturity, the entire outstanding principal amount of LiveOne’s senior secured facility, will become due and payable by LiveOne. As of September 30, 2023, none is due in fiscal 2024, $7.0 million of LiveOne’s total indebtedness is due in fiscal 2025 and $1.6 million of LiveOne's total indebtedness is due in fiscal 2026.

LiveOne’s failure to repay any outstanding amount of its ABL Credit Facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the ABL Credit Facility or the maximum rate permitted by applicable law until such amount is paid in full. A default under the ABL Credit Facility could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, LiveOne may not have sufficient funds to repay its ABL Credit Facility, the Capchase Loan or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the ABL Credit Facility provider shall have the right to, among other things, take possession of LiveOne’s, our Company’s and LiveOne’s and our respective subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. Upon the occurrence and during the continuation of any event of default under the Capchase Loan, Capchase shall have the right to, among other things, take possession of certain assets and property of LiveOne constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of such collateral.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of September 30, 2023 was $8.9 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements under the ABL Credit Facility  also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

LiveOne intends to satisfy its current and future debt service obligations with its and our existing cash and cash equivalents and funds from external sources, including its and/or its subsidiaries' equity and/or debt financing. However, LiveOne and its subsidiaries (including our Company) may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, LiveOne and/or our Company may not have sufficient funds or may be unable to arrange for additional financing to repay LiveOne’s and/or our indebtedness or to make any accelerated payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).
3.2

Certificate of Amendment, dated September 21, 2023, to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 27, 2023).

3.3	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
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

10.5†

Employment Agreement, dated as of August 28, 2023, between the Company and Kit Gray (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2023).

10.6†

Employment Agreement, dated as of August 9, 2023, between the Company and Sue McNamara (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2023).

10.7†

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).

10.8	Form of Lock-Up Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.9	Form of Lock-Up Agreement between the Company and each of the Purchasers (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement, as amended, filed with the SEC on March 13, 2023).
10.10	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.11	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.12†	The Company’s 2023 Annual Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODCASTONE, INC.

Date: November 20, 2023	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)