Form 10-Q
period 2023-12-31
PodcastOne, Inc.
filed 2024-02-13
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 9, 2024, there were 23,150,136 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2023	2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,405	$3,562
Accounts receivable, net	7,816	6,876
Prepaid expense and other current assets	402	1,006
Total Current Assets	9,623	11,444
Property and equipment, net	309	242
Goodwill	12,041	12,041
Intangible assets, net	3,052	732
Related party receivable	2,650	3,768
Total Assets	$27,675	$28,227

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,802	$6,898
Bridge loan, net	-	7,155
Derivative liabilities	-	4,767
Related party payable	3,128	2,288
Total Current Liabilities	10,930	21,108
Other long term liabilities	276	-
Total Liabilities	11,206	21,108

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 200,000,000 shares authorized; 23,122,149 and 20,000,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Additional paid in capital	45,031	19,785
Accumulated deficit	(28,562)	(12,666)
Total stockholders’ equity	16,469	7,119
Total Liabilities and Stockholders’ Equity	$27,675	$28,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue:	$10,442	$8,589	$31,595	$25,802

Operating expenses:
Cost of sales	9,387	7,045	26,666	19,954
Sales and marketing	732	1,115	3,433	3,931
Product development	15	26	70	134
General and administrative	2,601	1,111	4,736	2,723
Amortization of intangible assets	307	25	523	76
Total operating expenses	13,042	9,322	35,428	26,818
(Loss) income from operations	(2,600)	(733)	(3,833)	(1,016)

Other income (expense):
Interest expense, net	-	(1,661)	(2,247)	(3,043)
Change in fair value of bifurcated embedded derivatives	-	178	(7,603)	1,043
Other income (expense)	-	138	-	-
Total other (expense) income, net	-	(1,345)	(9,850)	(2,000)

Loss before provision for income taxes	(2,600)	(2,078)	(13,683)	(3,016)

Provision for income taxes	-	-	-	-
Net loss	$(2,600)	$(2,078)	$(13,683)	$(3,016)

Net loss per share – basic and diluted	$(0.11)	$(0.01)	$(0.64)	$(0.02)
Weighted average common shares – basic and diluted	23,072,179	147,984,230	21,252,375	147,984,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993
Stock-based compensation	-	-	842	-	842
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	6,250	-	12	-	12
Common stock issued for purchase of intangibles	208,800	-	917	-	917
Net loss	-	-	-	(10,873)	(10,873)
Balance as of September 30, 2023	23,059,837	$-	$43,245	$(25,962)	$17,283
Stock-based compensation	-	-	1,663	-	1,663
Common stock issued for services	62,312	-	123	-	123
Net loss	-	-	-	(2,600)	(2,600)
Balance as of December 31, 2023	23,122,149	$-	$45,031	$(28,562)	$16,469

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	147,984,230	$-	$18,784	$(5,699)	$13,085
Stock-based compensation	-	-	286	-	286
Net loss	-	-	-	(481)	(481)
Balance as of June 30, 2022	147,984,230	$-	$19,070	$(6,180)	$12,890
Stock-based compensation	-	-	300	-	300
Net loss	-	-	-	(457)	(457)
Balance as of September 30, 2022	147,984,230	$-	$19,370	$(6,637)	$12,733
Stock-based compensation	-	-	165	-	165
Net loss	-	-	-	(2,078)	(2,078)
Balance as of December 31, 2022	147,984,230	$-	$19,535	$(8,715)	$10,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(13,683)	$(3,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	710	241
Stock-based compensation	2,724	751
Amortization of debt discount	1,949	2,641
Change in fair value of bifurcated embedded derivatives	7,603	(1,043)
Provision for credit losses	(126)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(814)	1,727
Prepaid expenses and other current assets	604	(28)
Related party receivable/payables	1,958	(4,909)
Accounts payable and accrued liabilities	583	(711)
Other liabilities	278	-
Net cash provided by (used in) operating activities	1,786	(4,348)

Cash Flows from Investing Activities:
Purchases of property and equipment	(255)	(162)
Purchase of intangible assets	(688)	-
Net cash used in investing activities	(943)	(162)

Cash Flows from Financing Activities:
Payments on bridge loan	(3,000)	-
Proceeds from bridge loan	-	7,376
Net cash (used in) provided by financing activities	(3,000)	7,376

Net change in cash and cash equivalents	(2,157)	2,866
Cash and cash equivalents, beginning of period	3,562	1,103
Cash and cash equivalents, end of period	$1,405	$3,969

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for the purchase of intangibles	$917	$-
Purchase of intangibles accrued for at period end	$1,241	$-
Common stock issued in connection with the conversion of the bridge loan	$10,276	$-
Common stock dividend	$2,213	$-
Warrants classified from liabilities to equity	$9,116	$-
Derivative exchanged into common stock associated with the bridge loan	$3,254	$-
Fair value of warrant and derivative liability issued with debt instrument	$-	$4,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2023 and 2022

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and that these financial statements have been derived as if the Company had operated on a standalone basis during the three and nine months ended December 31, 2023 and 2022. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the nine months ended December 31, 2023 and 2022. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s audited balance sheet included in the Company’s Special Financial Report under cover of the facing page of an Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Special Financial Report”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Special Financial Report.

Going Concern and Liquidity

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $1.4 million as of December 31, 2023). The Company has an accumulated deficit of $28.6 million and a working capital deficit of $1.3 million as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s interim audited condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Company’s interim unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debt instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

Allocation of Costs

The Company’s interim unaudited condensed consolidated financial statements include an allocation of costs that have been incurred by LiveOne on the Company’s behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Such expenses were allocated to the Company based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses to the Company, so that the Company’s interim unaudited condensed consolidated financial statements reflect substantially all costs of doing business. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three and nine months ended December 31, 2023 and 2022, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions has occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended December 31, 2023 and 2022 was $3.1 million and $2.0 million, respectively. Barter revenue for the nine months ended December 31, 2023 and 2022 was $10.7 million and $5.1 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the nine months ended December 31, 2023 and 2022, respectively.

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

During the nine months ended December 31, 2023, the Company began to issue equity awards in the form of RSUs directly to its employees under the 2022 PODC Equity Incentive Plan that was approved in December 2022.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of  December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Total cash and cash equivalents	$1,405	$3,969

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

The Company’s accounts receivable at December 31, 2023 and March 31, 2023 are as follows (in thousands):

	December 31,	March 31,
	2023	2023
Accounts receivable, gross	$7,876	$7,062
Less: Allowance for credit losses	(60)	(186)
Accounts receivable, net	$7,816	$6,876

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of December 31, 2023 and March 31, 2023, the net (payable) receivable was $(0.5) million and $1.5 million, respectively, as a result of cash being transferred to LiveOne as a result of the $8.8 million Bridge Loan proceeds. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the three and nine months ended December 31, 2023 and 2022, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property and Content Creator Relationships resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Brand and Trade Names (10 years), Customer, and Content Creator (1-2 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused an overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the three and nine months ended December 31, 2023 and 2022. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at December 31, 2023, and are Level 3 measurements. There have been no transfers between levels.

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

Note 3 — Property and Equipment

The Company’s property and equipment at December 31, 2023 and March 31, 2023 was as follows (in thousands):

	December 31,	March 31,
	2023	2023
Property and equipment, net
Computer, machinery, and software equipment	$130	$113
Furniture and fixtures	14	14
Leasehold improvements	91	24
Capitalized internally developed software	729	559
Total property and equipment	964	710
Less accumulated depreciation and amortization	(655)	(468)
Total property and equipment, net	$309	$242

Depreciation expense was $0.1 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense was $0.2 million and $0.1 million for the nine months ended December 31, 2023 and 2022, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2023 (in thousands):

Goodwill
Balance as of March 31, 2023	$12,041
Acquisitions	-
Balance as of December 31, 2023	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,615	$1,219	$2,396
Brand and trade names	1,010	354	656
Total	$4,625	$1,573	$3,052

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$772	$772	$-
Brand and trade names	1,010	278	732
Total	$1,782	$1,050	$732

Finder's Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of December 31, 2023 the Company has capitalized $2.2 million of payments made to such third party.

The Company’s amortization expense on its finite-lived intangible assets was $0.3 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively. The Company’s amortization expense on its finite-lived intangible assets was $0.5 million and $0.1 million for the nine months ended December 31, 2023 and 2022, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2024 (remaining three months)	$748
2025	1,480
2026	199
2027	199
2028	199
Thereafter	227
$3,052

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2023 and March 31, 2023 were as follows (in thousands):

	December 31,	March 31,
	2023	2023
Accounts payable	$1,546	$1,541
Accrued revenue share	3,925	3,039
Other accrued liabilities	2,331	2,318
	$7,802	$6,898

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

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

During the nine months ended December 31, 2023 the Company redeemed $3.0 million of principal on the PC1 Notes.

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

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital on the interim unaudited condensed consolidated balance sheets. As of December 31, 2023 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total change in fair value of a loss of none and loss of $6.3 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three and nine months ended December 31, 2023 in the accompanying interim unaudited condensed consolidated statements of operations. The Company recorded a gain of $0.2 million and $0.6 million for warrant liabilities accounted for a derivatives for the three and nine months ended December 31, 2022.

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

The fair value of the Redemption Liability at December 31, 2023 was none as a result of the PC1 Bridge Loan converting to common stock. The $0 and $1.3 million change in the fair value of the Redemption Liability derivative is recorded as an expense and included in other expenses in the accompanying interim unaudited condensed consolidated statements of operations for the three and nine months December 31, 2023. For the three and nine months ended December 31, 2022, the Company recorded a gain of $1,000 and $0.3 million for the change in the fair value of the Redemption Liability.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million was being amortized to interest expense through July 15, 2023, the expected term of the PC1 Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and nine months ended December 31, 2023 was none and $1.6 million, respectively. Interest expense resulting from the amortization of the discount for each of the three and nine months ended December 31, 2022 was $1.4 million and $2.6 million, respectively.

Interest expense with respect to the PC1 Bridge Loan for the three and nine months ended December 31, 2023 was none and $0.2 million, respectively. Interest expense for the three and nine months ended December 31, 2022 was $0.2 million and $0.5 million, respectively. There are no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of December 31, 2023, the Company’s parent, LiveOne, holds approximately 15.7 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, directors and management affiliated with LiveOne hold approximately 887,995 shares of the Company's common stock.

During the three and nine months ended December 31, 2023 and 2022, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three and nine months ended December 31, 2022 was $0.1 million and $0.4 million, respectively. The amount allocated to the Company from LiveOne for the three and nine months ended December 31, 2023 was $0.3 million and $0.6 million, respectively.

On July 1, 2020, LiveOne made a contribution of $16.1 million to the Company to acquire PodcastOne.

As of December 31, 2023 and March 31, 2023, the Company had a related party payable owed to LiveOne of $3.1 million and $2.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of December 31, 2023 and March 31, 2023, the Company had a related party receivable from LiveOne of $2.6 million and $3.8 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of December 31, 2023, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $0.6 million for the fiscal year ending March 31, 2024.

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

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). As of December 31, 2023, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of December 31, 2023, LiveXLive PodcastOne, Inc. owned approximately 17.0 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 74% of the Company’s issued and outstanding shares of common stock as of such date.

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

Finder's  Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of December 31, 2023, the Company has capitalized $2.3 million of payments made to such third party.

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

As of December 31, 2023, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.75 years.

The following table summarizes the activity of LiveOne’s options granted to its and its subsidiaries’ employees during the nine months ended December 31, 2023:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2023	240,000	2.84
Granted	15,000	1.75
Exercised	-	-
Forfeited or expired	(100,000)	4.20
Outstanding as of December 31, 2023	155,000	1.86
Exercisable as of December 31, 2023	128,750	1.56

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of December 31, 2023 was 7.84 years and 7.88 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at December 31, 2023.

The fair value of stock options outstanding and exercisable at December 31, 2023 was $0.3 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at  December 31, 2022 was $0.7 million and $0.2 million, respectively.

Restricted Stock Units Grants

As of December 31, 2023, unrecognized compensation costs for unvested LiveOne restricted stock units awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.94 years.

The following table summarizes the activity of LiveOne’s restricted stock units granted to employees during the nine months ended December 31, 2023:

Number of
Shares
Outstanding as of March 31, 2023	262,500
Granted	320,000
Outstanding as of December 31, 2023	582,500

The fair value of restricted stock units that vested during the three months ended December 31, 2023 and 2022 was $1.1 million and $1.5 million, respectively.

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

As of December 31, 2023, the Company has granted incentive awards underlying 651,561 shares of the Company's common stock under the 2022 Plan with a fair value of $4.39 per share. None of the awards had vested or have been forfeited as of December 31, 2023. As of December 31, 2023, the Company recognized $0.9 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.9 million, which is expected to be recognized over a weighted-average service period of 0.69 years.

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

December 31, 2023
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

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance at March 31, 2023	$4,767
Change in fair value of bifurcated embedded derivatives, reported in earnings	7,603
Reclassification of warrant liability to equity	(9,116)
Conversion of bifurcated embedded derivative into common stock	(3,254)
Balance as of December 31, 2023	$-

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other long-term liabilities approximated their fair values as of December 31, 2023 and March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2023, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition or transaction, the timing of the closing of such proposed event will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or our parent's LiveOne, Inc.’s ("LiveOne") current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the bridge notes at maturity; the effect of the conditional conversion feature of the bridge notes; LiveOne’s compliance with the covenants in its credit facility agreement; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under its announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview

We were incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #10 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

After the completion of the spin-out of our Company from LiveOne, we became a standalone publicly traded company trading on The NASDAQ Capital Market. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

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

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $31.6 million and $25.8 million for the nine months ended December 31, 2023 and 2022, respectively, representing year-over-year growth of 22%. For the years ended March 31, 2023 and 2022, our revenue was $34.6 million and $32.3 million and our net loss was $7.0 million and $3.6 million, respectively.

We are more than a podcast company. We are in the relationship business. Brands and creators partner with us to reach consumers who will purchase, listen and subscribe to their favorite PodcastOne podcasts across the audio landscape. We offer content for every type of listener with verticals including reality TV, sports, true crime self-help, and business. The visibility and reach of our network is evident with shows which consistently rank in the top 100 on the Apple Charts.

Recent Developments for the Quarter Ended December 31, 2023

As of the date of this Quarterly Report, we have continued to expand our slate of original programming, having acquired exclusive rights to certain podcasts, including ownership and intellectual property and derivative rights to several true crime podcasts for potential television and/or film projects and distribution.

As of the date of this Quarterly Report, we are actively pursuing potential other podcast, show and other asset acquisitions consistent with our strategy.

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

When we onboard new talent both parties have the common interest of creating content that advertisers want to purchase. We craft our deals with a percentage split of the advertising revenue (host-read embedded ads, DAI and programmatic) which strengthens our partnerships because when advertisers spend, we all win.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.48 billion downloads during the year ended March 31, 2023.

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

	Year Ended			Nine Months Ended
	March 31,			December 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth
Number of podcast downloads	617,445,568	590,412,840	5%	652,454,652	552,481,253	18%

Number of Podcast Downloads

We are an Ad-Supported Service that provides free content to listeners via their mobile and desktop devices. We generate revenue from the sale of audio, video and social advertising delivered through advertising impressions. We generally enter into arrangements with advertising agencies that purchase advertising on our platform on behalf of the agencies’ clients. These advertising arrangements typically specify the type of advertising product, pricing, insertion dates, and number of impressions in a stated period. Revenue for our Ad-Supported segment is affected primarily by the number of a show’s listeners and our ability to provide innovative advertising products that are relevant to our Ad-Supported Users and enhance returns for our advertising partners. Therefore, we believe our ability to grow and measure our effectiveness of advertisers is dependent on tracking the number of podcast downloaded on our platform.

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

Results of Operations

Three Months Ended December 31, 2023, as compared to Three Months Ended December 31, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	December 31,
	2023	2022

Revenue:	$10,442	$8,589

Operating expenses:
Cost of sales	9,387	7,045
Sales and marketing	732	1,115
Product development	15	26
General and administrative	2,601	1,111
Amortization of intangible assets	307	25
Total operating expenses	13,042	9,322
Income (loss) from operations	(2,600)	(733)

Other income (expense):
Interest expense, net	-	(1,661)
Change in fair value of derivatives	-	178
Other income (expense)	-	138
Total other income (expense), net	-	(1,345)

Loss before provision for income taxes	(2,600)	(2,078)
Provision for income taxes	-	-
Net loss	$(2,600)	$(2,078)

Net loss per share – basic and diluted	$(0.11)	$(0.01)
Weighted average common shares – basic and diluted	23,072,179	147,984,230

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2023	2022	% Change
Depreciation expense
Cost of sales	$40	$11	264%
Sales and marketing	15	8	88%
Product development	-	-	0%
General and administrative	5	8	(38)%
Total depreciation expense	$60	$27	122%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$302	$78	287%
Sales and marketing	98	75	31%
Product development	-	-	0%
General and administrative	1,386	147	843%
Total stock-based compensation expense	$1,786	$300	495%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	December 31,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	90%	82%
Sales and marketing	7%	13%
Product development	0%	0%
General and administrative	25%	13%
Amortization of intangible assets	3%	0%
Total operating expenses	125%	109%
Income (loss) from operations	(25)%	(9)%
Other income (expense), net	0%	(16)%
Loss before income taxes	(25)%	(24)%
Income tax provision	0%	0%
Net loss	(25)%	(24)%

Revenue

Revenue increased $1.9 million, or 22%, to $10.4 million for the three months ended December 31, 2023, as compared to $8.6 million for the months ended December 31, 2022. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $2.3 million, or 33%, to $9.4 million for the three months ended December 31, 2023, as compared to $7.0 million for the months ended December 31, 2022. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	December 31,
	2023	2022	% Change
Sales and marketing expenses	$732	$1,115	(34)%
Product development	15	26	(42)%
General and administrative	2,601	1,111	134%
Amortization of intangible assets	307	25	1128%
Total Other Operating Expenses	$3,655	$2,277	61%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.4 million, or 34%, to $0.7 million for the three months ended December 31, 2023, as compared to $1.1 million for the three months ended December 31, 2022. The decrease was primarily due to a decrease in advertising spending as we were reducing spending on ads.

Product Development

Product development expenses decreased by $11,000, or 42%, to $15,000 for the three months ended December 31, 2023, as compared to $26,000 for the three months ended December 31, 2022, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $1.5 million, or 134%, to $2.6 million for the three months ended December 31, 2023, as compared to $1.1 million for the three months ended December 31, 2022, as we incurred additional cost for stock-based compensation, cost to complete its Spin-Out and related to the Finder's Fee Agreement.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.3 million, or 1128%, to $0.3 million for the three months ended December 31, 2023 and 2022, as compared to $25,000 during the three months ended December 31, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	December 31,
	2023	2022	% Change
Total other income (expense), net	$-	$(1,345)	-100%

Total other expense decreased by $1.3 million, or 100%, to none for the three months ended December 31, 2023, as compared to $1.3 million for the three months ended December 31, 2022. The decrease is due to a decrease of $1.0 million of loss attributed to our warrant liability and derivative liability associated with the Bridge Loan (as defined below) and a decrease of $0.3 million in interest expense attributed to our Bridge Loan which began in July 2022.

Nine Months Ended December 31, 2023, as compared to Nine Months Ended December 31, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended
	December 31,
	2023	2022

Revenue:	$31,595	$25,802

Operating expenses:
Cost of sales	26,666	19,954
Sales and marketing	3,433	3,931
Product development	70	134
General and administrative	4,736	2,723
Amortization of intangible assets	523	76
Total operating expenses	35,428	26,818
Income (loss) from operations	(3,833)	(1,016)

Other income (expense):
Interest expense, net	(2,247)	(3,043)
Change in fair value of derivatives	(7,603)	1,043
Other income (expense)	-	-
Total other income (expense), net	(9,850)	(2,000)

Loss before provision for income taxes	(13,683)	(3,016)
Provision for income taxes	-	-
Net loss	$(13,683)	$(3,016)

Net loss per share – basic and diluted	$(0.64)	$(0.02)
Weighted average common shares – basic and diluted	21,252,375	147,984,230

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2023	2022	% Change
Depreciation expense
Cost of sales	$110	$65	69%
Sales and marketing	58	51	14%
Product development	-	-	0%
General and administrative	15	16	(6)%
Total depreciation expense	$183	$132	39%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$668	$174	284%
Sales and marketing	261	195	34%
Product development	-	-	0%
General and administrative	1,795	382	370%
Total stock-based compensation expense	$2,724	$751	263%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended
	December 31,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	84%	77%
Sales and marketing	11%	15%
Product development	0%	1%
General and administrative	15%	11%
Amortization of intangible assets	2%	0%
Total operating expenses	112%	104%
Income (loss) from operations	(12)%	(4)%
Other income (expense), net	(31)%	(8)%
Loss before income taxes	(43)%	(12)%
Income tax provision	0%	0%
Net loss	(43)%	(12)%

Revenue

Revenue increased $5.8 million, or 22%, to $31.6 million for the nine months ended December 31, 2023, as compared to $25.8 million for the months ended December 31, 2022. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $6.7 million, or 34%, to $26.7 million for the nine months ended December 31, 2023, as compared to $20.0 million for the months ended December 31, 2022. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended
	December 31,
	2023	2022	% Change
Sales and marketing expenses	$3,433	$3,931	(13)%
Product development	70	134	(48)%
General and administrative	4,736	2,723	74%
Amortization of intangible assets	523	76	588%
Total Other Operating Expenses	$8,762	$6,864	28%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.5 million, or 13%, to $3.4 million for the nine months ended December 31, 2023, as compared to $3.9 million for the nine months ended December 31, 2022. The decrease was primarily due to less advertising spending as it pertained to generating leads.

Product Development

Product development expenses decreased by $64,000, or 48%, to $70,000 for the nine months ended December 31, 2023, as compared to $134,000 for the nine months ended December 31, 2022, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $2.0 million, or 74%, to $4.7 million for the nine months ended December 31, 2023, as compared to $2.7 million for the nine months ended December 31, 2022, as a result of an increase to stock-based compensation, additional cost incurred attributed to the spin-out and related to the Finder's Fee Agreement.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million or 588%, to $0.5 million for the nine months ended December 31, 2023 and 2022 as compared to $76,000 for the nine months ended December 31, 2022. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Nine Months Ended
	December 31,
	2023	2022	% Change
Total other income (expense), net	$(9,850)	$(2,000)	393%

Total other expense increased by $7.9 million, or 393%, to $9.9 million for the nine months ended December 31, 2023, as compared to $2.0 million for the nine months ended December 31, 2022. The increase is due to an increase of $7.9 million of derivative loss attributed to our warrant liability and derivative liability associated with the Bridge Loan. In addition, there was an increase of $0.3 million in interest expense attributed to our Bridge Loan, which began in July 2022 and was extinguished in September 2023.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended December 31, 2023 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended December 31, 2023
Total	$(2,600)	$372	$1,786	$86	$-	$-	$(356)

Three Months Ended December 31, 2022
Total	$(2,078)	$159	$165	$504	$1,345	$-	$95

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Nine Months Ended December 31, 2023
Total	$(13,683)	$710	$2,724	$804	$9,850	$-	$405

Nine Months Ended December 31, 2022
Total	$(3,016)	$241	$751	$-	$2,000	$-	$(24)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	December 31,
	2023	2022

Revenue:	$10,442	$8,589
Less:
Cost of sales	(9,387)	(7,045)
Amortization of developed technology	(58)	(57)
Gross Profit	997	1,487

Add back amortization of developed technology:	58	57
Contribution Margin	$1,055	$1,544

	Nine Months Ended
	December 31,
	2023	2022

Revenue:	$31,595	$25,802
Less:
Cost of sales	(26,666)	(19,954)
Amortization of developed technology	(170)	(154)
Gross Profit	4,759	5,694

Add back amortization of developed technology:	170	154
Contribution Margin	$4,929	$5,848

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

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $1.4 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. As of December 31, 2023, we had a related party payable balance of $3.1 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

As of December 31, 2023, LiveOne’s total outstanding consolidated indebtedness was $8.6 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

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

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and used cash of $3.0 million in financing activities for the nine months ended December 31, 2023 and had working capital deficit of $1.3 million as of December 31, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2023 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended
	December 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,786	$(4,348)
Net cash used in investing activities	(943)	(162)
Net cash (used in) provided by financing activities	(3,000)	7,376
Net change in cash, cash equivalents and restricted cash	$(2,157)	$2,866

Operating Activities

For the nine months ended December 31, 2023

Net cash provided by our operating activities of $1.8 million for the nine months ended December 31, 2023 primarily resulted from our net loss during the period of $13.7 million, which included non-cash charges of $12.9 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives, amortization of debt discount and non-cash interest. The remainder of our sources of cash provided by operating activities of $2.6 million for the nine months ended December 31, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and deferred revenue.

For the nine months ended December 31, 2022

Net cash used in operating activities of $4.3 million for the nine months ended December 31, 2022 primarily resulted from our net loss during the period of $3.0 million, which included non-cash charges of $2.6 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $3.9 million for the nine months ended December 31, 2022 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and related party receivables/payables.

Investing Activities

For the nine months ended December 31, 2023

Net cash used in investing activities of $0.9 million for the nine months ended December 31, 2023 was for the purchase of capitalized internally developed software costs of $0.3 million and $0.7 million attributed to cash paid for acquired intangibles in the acquisition of certain podcasts during such period.

For the nine months ended December 31, 2022

Net cash used in investing activities of $0.2 million for the nine months ended December 31, 2022 was for the purchase of capitalized internally developed software costs during such period.

Financing Activities

For the nine months ended December 31, 2023

Net cash used in financing activities of $3.0 million for the nine months ended December 31, 2023 was due to the pay down of our Bridge Loan during such period.

For the nine months ended December 31, 2022

Net cash provided by financing activities of $7.4 million for the  nine months ended December 31, 2022 attributed to proceeds from the Bridge Loan.

Debt Covenants

As of December 31, 2023, LiveOne was in compliance with all covenants under the ABL Credit Facility and the Capchase Loan as of December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in the Registration Statement (as defined below), our President (Principal Executive Officer) and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

There have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our President (Principal Executive Officer) and Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $7.0 million and $3.6 million for the fiscal years ended March 31, 2023 and 2022, respectively, and cash used in operating activities of $(4.7) million and $2.0 million for the fiscal years ended March 31, 2023 and 2022, respectively, and had cash provided by operating activities of $1.8 million and cash used in operating activities of $4.3 million for the nine months ended December 31, 2023 and 2022, respectively.  We incurred a net loss of $13.7 million and $3.0 million for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $28.6 million and a working capital deficit of $1.3 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $11.2 million as of December 31, 2023, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its ABL Credit Facility and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s ABL Credit Facility and the Capchase Loan contain certain provisions that limit its and our operating activities, including the ABL Credit Facility containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the ABL Credit Facility loan agreement). If an event of default occurs and is continuing, the ABL Credit Facility lender and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne and Slacker entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the ABL Credit Facility and which would then allow Capchase to declare a default under their loan agreement with us, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the ABL Credit Facility lender, Capchase would have the right to declare a default under its loan agreement with LiveOne. As of December 31, 2023, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

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

At maturity, the entire outstanding principal amount of LiveOne’s senior secured facility, will become due and payable by LiveOne. As of December 31, 2023, none is due in fiscal 2024, $7.0 million of LiveOne’s total indebtedness is due in fiscal 2025 and $1.6 million of LiveOne's total indebtedness is due in fiscal 2026.

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

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of December 31, 2023 was $8.6 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements under the ABL Credit Facility also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended December 31, 2023, we issued 62,312 shares of our common stock valued at $0.1 million to various consultants. We valued these shares at prices between $1.94 and $1.98 per share, the market price of our common stock on the date of issuance.

During the three months ended December 31, 2022, we did not issue common stock to our consultants or employees.

We believe the offers, sales and issuances of the securities described above were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder and involved a transaction by an issuer not involving any public offering. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
October 1, 2023 – October 31, 2023	-	$ -	-	1,684,817 shares
November 1, 2023 – November 30, 2023	-	$ -	-	1,684,817 shares
December 1, 2023 – December 31, 2023	-	$ -	-	1,593,063 shares
Total (October 1, 2023 – December 31, 2023)	-	$ -	-	$ 4,000,000

* Does not include a $2.5 million increase to LiveOne’s repurchase program announced by LiveOne in September 2023, which is subject to approval of LiveOne's board of directors, pursuant to which LiveOne may repurchase shares of its and/or our common stock.

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

PODCASTONE, INC.

Date: February 12, 2024	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: February 12, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)