Form 10-K
period 2024-03-31
PodcastOne, Inc.
filed 2024-07-01
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr. Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 858-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PODC	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2023, was approximately $9.6 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 24, 2024, the registrant had 23,791,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Use of Market and Industry Data

This Annual Report on Form 10-K (this “Annual Report”) includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

Item 1. Business

Overview

PodcastOne (the “Company,” “PodcastOne,” “we,” “us” or “our”) is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including PodcastOne’s website (www.podcastone.com), Apple Podcasts, Spotify, Amazon Music and more. We are a majority owned subsidiary of LiveOne, Inc., a Delaware corporation and a Nasdaq-listed company (“LiveOne”). We have recently been ranked #13 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

On September 8, 2023, we completed our spin-out from LiveOne, Inc., our parent and a Nasdaq listed company (“LiveOne”), and our direct listing on The Nasdaq Capital Market (the “Spin-Out”) and our shares of common stock began trading on the Nasdaq under the symbol of “PODC”. On September 21, 2023, we changed our corporate name to “PodcastOne, Inc.” After the completion of the Spin-Out, we became a standalone publicly traded company trading on The Nasdaq Capital Market. We remain a majority owned subsidiary of LiveOne. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing or sale. As a result of the completion of the spin-out of our Company from LiveOne, we became a standalone publicly traded company trading on The NASDAQ Capital Market. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

We also produce vodcasts (video podcasts), branded podcasts, merchandise, and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 5.7+ million monthly unique listeners, and 19+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences.

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

In addition to our core business, we also build, own and operate a solution for the growing number of independent podcasters, LaunchpadOne. LaunchpadOne is a free innovative self-publishing podcast hosting, distribution, and monetization platform that provides an end-to-end podcast solution, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchpadOne serves as a talent pool for us to find new podcasts and talent.

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2024 and 2023, our revenue was $43.3 million and $34.6 million, respectively, representing year-over-year growth of 25%.

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

Podcasts

In the United States, podcasts have historically been and are expected to continue to develop as a high growth segment within the next five years. An estimated 177 million Americans have listened to a podcast at some point in their life, with “superfans” consuming over 11 hours of content per week in 2021. Driven by product innovations and content accessibility, the podcast market represents significant growth and monetization potential in the long term.

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

PodcastOne is a Leading Podcasting Company

PodcastOne is a leading advertiser-supported, on-demand digital audio network. With a 360-degree solution, including content creation, brand integration and distribution, PodcastOne sees more than 436 million downloads annually, across 275 episodes produced weekly. Today, a large global audience has access to over 200 podcasts distributed by PodcastOne whenever and wherever they want. We were one of the first podcast companies and transformed the podcast industry by allowing users to stream audio content (podcasts) on demand. In contrast, traditional radio relies on a linear distribution model in which stations and channels are programmed to deliver a limited programming options with little freedom of choice.

We are one of the largest independent podcast publishers with deep routed relationships with our creators, advertisers and distribution platforms. With over 5.5M unique downloads a month in the US and 29M global streams and downloads, PodcastOne’s portfolio continues to grow with engaged listeners and top tier talent. As illustrated below, we have been ranked as high as #13 on the list of Top Podcast Publishers by the podcast metric company, Podtrac, as a leading podcast publisher.

We offer content across verticals so there is something for everyone. The power of our network and brands is evident through our shows which consistently rank in the top 100 on the Apple Charts. Furthermore, we have built a promotional strategy that enables discoverability of PodcastOne shows just by being a listener of a show in the same vertical. For example, if you are listening to a PodcastOne true crime show, you will likely hear a promo about another true crime show from PodcastOne.

We are more than a podcast company. We are in the relationship business. Every day, brands and creators partner with us to reach consumers who will listen and subscribe to PodcastOne podcasts across the audio landscape. We relentlessly focus on creating entertaining, informative, quality content. Our brand reflects culture by turning a vast portfolio of compelling personalities and stories into entertaining and engaging listening experiences which connect our large audience to the world around them.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 182 exclusive podcast shows that produces over 300 episodes per week and has generated over 3.6 billion downloads during the year ended March 31, 2024.

In addition to our core business, we also built, owns and operates a solution for the growing number of independent podcasters, LaunchpadOne. LaunchpadOne is a self-publishing podcast platform, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchpadOne serves as a talent pool for us to find new podcasts and talent.

Key Business Metrics

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

	Year Ended
	March 31,
	2024	2023	YoY Growth
Number of podcast downloads	368,812,413	617,445,568	(40)%

The decrease in the number of podcast downloads can be attributed to due largely to modified download behavior by Apple iOS 17 as it continues to be adopted by podcast listeners, as well as the departure of non-revenue generating partner networks from our podcast network.

Number of Podcast Downloads

We are an Ad-Supported Service that provides free content to listeners via their mobile and desktop devices. We generate revenue from the sale of audio, video and social advertising delivered through advertising impressions. We generally enter into arrangements with advertising agencies that purchase advertising on our platform on behalf of the agencies’ clients. These advertising arrangements typically specify the type of advertising product, pricing, insertion dates, and number of impressions in a stated period. Revenue for our Ad-Supported segment is affected primarily by the number of a show’s listeners and our ability to provide innovative advertising products that are relevant to our Ad-Supported Users and enhance returns for our advertising partners. Therefore, we believe our ability to grow and measure our effectiveness of advertisers is dependent on tracking the number of podcasts downloaded on our platform.

Growth Strategies

We believe we are still in the early stages of realizing our goal to connect creators and audiences around the world. Our growth strategies are focused on continuously improving our technology and attracting more listeners in current and new markets in order to collect more behavioral data, which we use to offer our Users, advertisers, and creators to achieve more targeted results. The key elements of our growth strategy are:

Strategically Launch New Podcasts with Culturally Relevant Creators ⸺ A creator with an engaged fanbase can strengthen our network and along with it, the PodcastOne brand. There is a lot of strategy that comes from onboarding new creators. Most importantly is how they will impact audience growth across their vertical within the PodcastOne ecosystem. We have seen success in this manner with the Kail Lowry vertical and our Real Housewife-hosted shows.

Acquire Existing Podcasts that will Thrive on Our Network ⸺ With the data we collect on show performance and show growth through our in-network promotional strategy we know what shows we can grow on our network. Additionally, this data can guide what is missing and why we may want to acquire a show with large numbers of listeners that will provide us with a jumping off point for growing our other shows.

Continue to Invest In Our Advertising Business ⸺ We will continue to invest in our advertising products in order to create more value for advertisers and our Ad-Supported Users by enhancing our ability to make advertising content more relevant for our Ad-Supported Users. Our advertising strategy centers on the belief that advertising products that are based in podcasts and are relevant to the Ad-Supported User can enhance Ad-Supported Users’ experiences and provide even greater returns for advertisers. We have introduced a number of new advertising products, including sponsored playlists, a self-serve audio advertising platform, and are testing skippable audio advertising. Offering advertisers additional ways to purchase advertising on a programmatic basis is one example of how we continue to expand our portfolio of advertising products. We also are focused on third party agency relationships and their development of analytics and measurement tools to evaluate, demonstrate, and improve the effectiveness of advertising campaigns on our platform.

Partner with New Distribution Platforms from Day One ⸺ Being on the ground floor of a developing platform is another key to our growth strategy. This allows for more discoverability and exclusive feature opportunities. When Facebook launched their audio platform, PodcastOne shows were a part of the press plan, received exclusive boosting opportunities and were among the first podcasts to streaming on their platform. Similarly, we are currently in beta with YouTube, who announced earlier this year that they are launching a podcast platform of their own. Approximately 18% of podcasts are consumed on YouTube and that number is quickly growing.

Advertising Solutions for Partners ⸺ Our Ad-Supported Service has grown from $34.6 million in revenue for the year ended March 31, 2023 to $43.3 million in revenue for the year ended March 31, 2024, representing an increase of 25%. As more audio content is created and converting listeners to buyers, brands and advertisers are continuing to shift their marketing spends from traditional mediums to podcasting. A March 2022 survey by Advertiser Perceptions shows that “while 31% of agencies and brands have dedicated podcast ad budgets, more than half (54%) are taking the money out of their overall digital allocation including 49% that said it comes from their digital audio budget line.”

Technology innovation and data mining are at the heart of our Ad-Supported Service. From a technology perspective, we continue to adapt to what consumers want and the tools that agencies and partners are building to support these needs. We create content that resonates with listeners and that brands want to be aligned with.

PodcastOne has partnered with third party attribution companies to assist with attribution metrics, click-through data and ROI metrics. Such companies include: Podsights, Chartable, Claritas, Artsai, Podtrac and Extreme Reach.

Our ability to harness our data allows us to know our audiences. We believe we understand people through their mindset, activities, and tastes, and we can serve them relevant advertising catered specifically to them. Our advertising platform is continually moving toward a holistic people-based marketing approach that is better for both our listeners and our advertisers.

By offering advertisers customized opportunities within our programs we are able to deliver results for our brands and advertisers. Taking our podcast brands beyond an audio experience, we also give advertisers the opportunity to scale their buys across our video and social products when aligning with a PodcastOne podcast. We believe we will further strengthen our advertising business, since these are increasingly popular mediums for our advertising partners, the brands they represent and consumer behaviors.

Blue Chip Advertiser Relationships with Targeted Measurable Campaigns and Value-Added Opportunities ⸺ Our in-house marketing and production teams are responsible for enhancing the growth and success of our talent/creators through various functions by focusing on brand building, audience development, strategy, talent and live events. At the core of our shows are fundamental and trusted relationships with the hosts which collectively give us the ability to bring their vision to life. The multiple functions of creator services align cross-functionally and throughout PodcastOne to support creators on the platform while attracting new creators to our network.

In addition, because of our deep-rooted relationships with talent we are able to engage them in host read embedded spots and coach them through voice-over delivery to increase direct response sales and advertiser satisfaction. Furthermore, these relationships allow us to create value-added opportunities with brands through talent socials, YouTube and other influencer marketing tools.

Advertisers also have the opportunity to brand entire podcast series, as executed by Microsoft and our MotorTrend podcast most recently. This would allow advertisers to enter into content development deals for their brand with us, where we would produce and distribute an entire podcast series for the specific brand. Advertisers benefit from branding a podcast series by getting 100% share of voice ads, which in our experience significantly helps them launch a new product, service or offering. Two podcast series examples that we have recently put together in a similar format are The Inevitable podcast and On the Edge with Microsoft Edge podcast.

We also offer comprehensive sales opportunities for advertisers ranging from video, audio and social to live events and merchandise. By scaling across our talent’s networks, we can offer exclusive branding opportunities to our clients including higher CPMs for us and value added opportunities for advertisers.

Value Propositions

The following elements denote the fundamental values of our PodcastOne community:

Easy audio making for everyone. We were one of the first online audio communities to provide a one-stop destination for creators to produce, edit, host and distribute audio content to consumer’s mobile and desktop devices. This has given us a wealth of experience to develop the turnkey production, sales and marketing services we offer make it possible for our partners to create high-quality, original podcasts. The monthly average number of downloads by our podcasts decreased from approximately 51.5 million in the fiscal year ended March 31, 2023 to approximately 30.7 million in the same period in 2024, driven primarily by Apple iOS 17’s change in download attribution methodology, as well as the departure of non-revenue generating partner networks from our podcast network.

Reaching audience and getting paid. PodcastOne shows have access to one of the largest online audio communities with distribution on publicly available platforms (Apple Podcasts, Spotify, Amazon Music, etc.) as well as our proprietary platform. This allows our podcasts, live streaming or interactive audio products available to be shared, further amplifying their reach. Our data-driven marketing strategies and best-in-class sales organization, helps increase the content value and motivate content creators to create and share more content on our platform. Our data analytics also provide useful feedback to our hosts to help them create and distribute more unique and high-quality content that truly resonates with their audience and invites new listeners in.

“White Glove” Offerings. We differentiate ourselves from our competitors through deeply integrated sales, marketing, production and distribution services offered to creators once onboarded with PodcastOne. Our data driven marketing function range across in network cross promotion, social media best practices, video asset creation and off-network trade opportunities. As a result, we have cultivated a highly engaged listener community across a variety of verticals (True Crime, Sports, TV & Film, etc.). In the quarter ending December 31, 2023, PodcastOne had recorded a total of 12 million average monthly listeners. We prioritize establishing and maintaining an in-depth relationship with our creators so that we are viewed as a trusted and valued partner.

The Podcast Industry Keeps Growing While Radio is Shrinking. For the first time ever, the podcast advertising marketing grew beyond $2.28B in 2023 and are expected to exceed $3.25B in 2024 and reach $4B by 2025. The spoken audio industry has shifted share of voice significantly from 78% radio/13% podcasts/19% other in 2014 to 44% radio/36% podcasts/20% other.

Spoken Word is Increasing Among Gen Z. There has been a 214% increase in spoken word consumption since 2014 among the 13-24 year-old demographic, with 21% of that being podcast usage. PodcastOne delivers content that spans various verticals, preferences and ages, positioning us to be part of that 21% and we expect to see that percentage grow as Gen Z continues to shift their listening habits to podcasts.

Increasing Penetration of Established Marketing. There is an opportunity for growth, even in more established markets. According to eMarketer, the number of podcast listeners is anticipated to grow to 135 million in 2024 and nearly 150 million listeners are expected to make podcasts a part of their media diet by 2027. Growth is projected to remain in double digits with an average podcast listening time per day topping 25 minutes by 2024.

Podcast Services

Listeners can access our podcasts on their mobile devices and desktops across all major distribution platforms (Apple Podcasts, Spotify, Amazon Music, etc.). We offer all of our podcasts for free to cultivate a broad and loyal user base and generate organic traffic to our audio entertainment which has attractive monetization potential. As we build and scale loyal listeners for our shows we are also building listeners for our other shows, due to our internal cross promotional network. As shows increase in listenership, their value also increases to advertisers, often times resulting in higher CPMs, in renewals and ultimately more revenue.

Creator Services

Our in-house marketing and production teams are responsible for enhancing the growth and success of our talent/creators through various functions by focusing on brand building, audience development, strategy, talent, live events and sweepstakes. At the core of our shows are fundamental and trusted relationships with the hosts which collectively give us the ability to bring their vision to life. The multiple functions of creator services align cross-functionally and throughout PodcastOne to support creators on the platform while attracting new creators to our network.

Content Strategy

At the core, our content strategy is about partnering with influencers and creators who will not only thrive in the audio space but who complement our current programming. Since July 2020 we have onboarded over 50 shows, increasing downloads by more than 50% for some (On Display with Melissa Gorga, Trust Me) and consistently ranking in the top 15 publishers according to Podtrac. We grow by continuing to identify what resonates with our listeners and delivering content consumers want to listen to.

There is also a surge in video podcasts (vodcasts), a product we have been delivering for some of our shows since 2020. We are encouraging all of our podcasters to create video content, a platform we can support (produce, edit, distribute) on their behalf via YouTube and various social platforms. With YouTube’s recent hyper focus on bringing podcast content to their platform, we expect to see considerable podcast listener growth and AdSense dollars (revenue) from the platform.

Technology

We have built an internal Content Management System (“CMS”) system that creators and producers can use to track metrics about shows on an episode-by-episode basis. CMS is the platform where podcast episodes are uploaded, RSS feeds are created and distributed to listening platforms, and the listening data is analyzed and displayed in a dashboard for the creators / producers to see. We are focused on continuously improving our technology so that it is user-friendly and sets us apart from other independent publishers.

We are one of the few podcast networks with a proprietary CMS that allows for a customizable internal system resulting in improved audience analytics. Our hosts/talent are also able to view their own download numbers, trends and analytics on this proprietary software, something many network competitors don’t provide. This fully owned and operated enterprise CMS rivals other paid platforms such as Megaphone (Spotify-owned), Art19 (Amazon-owned) and SimpleCast (SiriusXM/Pandora-owned). CMS’ day-to-day operation and maintenance is managed by a vendor we contract with and is constantly being updated to be a best-in-class system.

Blue Chip Advertiser Relationships with Targeted Measurable Campaigns and Value-Added Opportunities.

We offer and book competitive campaigns with new and legacy brands by: (1) using measurement tools and partners to deploy leading podcast measurement solutions that are tailored to our clients key performance indicators; including brand impact and sales lift; (2) engaging with third party attribution partners to provide greater insight for our clients into the effectiveness of their campaigns across multiple publishers and hosting providers; and (3) conducting brand lift studies that allow our Company to demonstrate and validate campaign impact.

In addition, because of our deep-rooted relationships with talent we are able to engage them in host read embedded spots and coach them through voice-over delivery to increase direct response sales and advertiser satisfaction. Furthermore, these relationships allow us to create value-added opportunities with brands through talent socials, YouTube and other influencer marketing tools.

Advertisers also have the opportunity to brand entire podcast series, as executed by Microsoft and MotorTrend most recently. This would allow advertisers to enter into content development deals for their brand with us, where we would produce and distribute an entire podcast series for the specific brand. Advertisers benefit from branding a podcast series by getting 100% share of voice ads, which in our experience significantly helps them launch a new product, service or offering. Two podcast series examples that we have recently put together in a similar format are The Inevitable podcast and On the Edge with Microsoft Edge podcast.

We also offer comprehensive sales opportunities for advertisers ranging from video, audio and social to live events and merchandise. By scaling across our talent’s networks we can offer exclusive branding opportunities to our clients including higher CPMs for us and value added opportunities for advertisers.

Marketing

Since our inception, we have focused our marketing efforts on enhancing our brand’s authenticity and presence among consumers, creators and advertisers. Initially, our campaigns were designed to educate the market on the concept of on-demand podcast streaming and the navigation functionality we provided. As familiarity with the podcast access model spread, our promotional efforts shifted to promote the specific shows, talent and brands in our portfolio. We have found that consumers don’t particularly know or care who is producing the content they are listening to. They are listening because they like what a host or creator represents and has to say.

Competition

We compete for the time and attention of our users across different forms of media, including traditional broadcast, satellite, and internet radio (iHeartRadio, LastFM, Pandora, and SiriusXM), other providers of on-demand audio streaming services (Spotify, Amazon Prime, Apple Music, Deezer, Google Play Music, Joox, Pandora, and SoundCloud), and other providers of in-home and mobile entertainment such as cable television, video streaming services, and social media and networking websites. Additionally, we compete with midsized publishers creating and distributing ad-supported content for the aforementioned audio platforms (Dear Media, Barstool Sports, etc.). We compete to attract and engage listeners with our content accessibility, perceptions of advertising load in our shows, brand awareness and reputation. Many of our competitors enjoy competitive advantages such as greater name recognition, legacy operating histories, and larger marketing budgets, as well as greater financial, technical, human, and other resources.

Additionally, we compete to attract and retain advertisers and a share of their advertising spend for our Ad-Supported Service. We believe our ability to compete depends primarily on the reputation and strength of our brand as well as our reach and ability to deliver a strong return on investment to our advertisers, which is driven by the size of our show-specific audiences, our advertising products, our targeting, delivery and measurement capabilities, and third party/agency relationships.

We also compete to attract and retain highly talented individuals, including producers, editors, sales executives and marketers. Our ability to attract and retain personnel is driven by compensation, culture, and the reputation and strength of our brand. We believe we provide competitive compensation packages and foster a team-oriented culture where each employee is encouraged to have a meaningful contribution to PodcastOne. We also believe the reputation and strength of our brand helps us attract individuals that are passionate about our Service.

Intellectual Property

Our success depends in part upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual restrictions, technological measures, and other methods.

In addition to the forms of intellectual property listed above, we own rights to proprietary processes and trade secrets, including those underlying the PodcastOne platform. We use contractual and technological means to control the use and distribution of our proprietary software, trade secrets, and other confidential information, both internally and externally, including contractual protections with employees, contractors, customers, and partners. Finally, since 2019, PodcastOne has included passive participation in substantially all of its agreements, meaning if a podcast goes to derivative, PodcastOne doesn't have creative control but does accrue payment as a passive participant.

LaunchpadOne ⸺ LaunchpadOne is a free innovative podcast hosting, distribution, and monetization platform that provides an end-to-end podcast solution. With over 1,000 available podcasts, LaunchpadOne offers creators a 360-degree podcasting ecosystem - a cutting-edge technology hosting platform, customizable design elements, a podcast player, distribution tools to publish on all major listening apps, including Apple Podcasts, Spotify, Google Podcasts, Overcast and Pocket Casts and others, along with a deep network of shows. LaunchpadOne’s robust platform technology, promotion and monetization opportunities allows podcast creators to leverage unique opportunities from us, such as the ability to accumulate new listeners, get discovered, and collaborate with the established podcast network. We monetize the audience of the LaunchpadOne network through ad insertion technology platform, which generates revenue for us. Simultaneously, LaunchpadOne creators receive free hosting and also have the opportunity to generate revenue for their own podcasts by embedding any ads they sell on their own.

Geographic Information

For additional information regarding our segments, including information about our financial results by geography, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Government Regulation

We are subject to many U.S. federal and state, European and other foreign laws and regulations, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, rights of publicity, health and safety, employment and labor, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. In addition, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products for an extended period of time or indefinitely.

In the area of information security and data protection, the laws in several jurisdictions require companies to implement specific information security controls to protect certain types of information. Data protection, privacy, consumer protection, content regulation, and other laws and regulations are very stringent and vary from jurisdiction to jurisdiction. In particular, we are subject to the data protection/privacy regulation under the laws of the EU.

The framework legislation at an EU level with respect to data protection currently is Directive 95/46/EC (the “Data Protection Directive”). The purpose of the Data Protection Directive is to provide for the protection of the individual’s right to privacy with respect to the processing of personal data. Each member state is obligated to have national legislation consistent with the Data Protection Directive. These local laws can impose stringent rules relating to the way in which we process personal data.

The Data Protection Directive will be superseded by the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR is intended to create a single legal framework that applies across all EU member states. However, there are certain areas where EU member states can derogate from the requirements in their own legislation. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR. Local Supervisory Authorities will be able to impose fines of up to 4% of annual worldwide turnover of the preceding financial year or €20 million, whichever is greater, for non-compliance. These data protection authorities will have the power to carry out audits, require companies to cease or change processing, request information, and obtain access to premises. Where consent is relied upon as the legal basis for processing personal data, businesses must be able to demonstrate that the data subjects gave their consent to the processing of their personal data and will bear the burden of proof that consent was validly obtained and can be withdrawn at any time. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed, limiting retention periods of personal data, requiring mandatory data breach notification, and requiring additional policies and procedures to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data.

Our privacy policy and terms and conditions of use describe our practices concerning the use, transmission, and disclosure of User information and are posted on our website.

Legal Proceedings

We are from time to time our Company or our parent company, LiveOne, is subject to various claims, lawsuits and other legal proceedings. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, current reserves could be inadequate and we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, net worth, and cash flows.

In the opinion of our parent company’s management, after consultation with legal counsel, other than as set forth in “Note 8 — Commitments and Contingencies — Legal Proceedings” to our consolidated financial statements included elsewhere in this Annual Report, such routine claims and lawsuits are not significant and our parent company does not currently expect them to have a material adverse effect on its business, financial condition, results of operations, or liquidity, or ours.

Property and Equipment

Our principal executive offices are located at 269 S. Beverly Drive, Suite 1450, Beverly Hills, CA 90212, and our corporate website address is www.podcastone.com. We are under a month-to-month lease for approximately 1,308 square feet of office space.

The majority of our computing needs are serviced by Nox Solutions, who leverages Verizon’s CDN services for PodcastOne’s data storage. The data centers host the www.podcastone.com website and intranet applications that are used to manage the website content in addition to fueling our CMS. Our data centers are listed below.

Verizon CDN Data Centers

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

Employees and Human Capital Resources

As of March 31, 2024, we had 40 full-time and 6 part-time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any violations. The basis for recruitment, hiring, development, training, compensation and advancement at the Company includes qualifications, performance, skills, and experience. We believe our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and are offered training and professional development opportunities. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement.

Corporate Information

We are a Delaware corporation incorporated on February 5, 2014. On July 1, 2020, we were acquired by LiveOne and became its wholly owned subsidiary. On July 15, 2022, we completed a private placement offering (the “Notes Financing”) of our unsecured convertible notes to certain accredited investors and institutional investors for gross proceeds of $8.8 million. We completed our Spin-Out on September 8, 2023 and our shares of common stock began trading on the Nasdaq under the symbol of “PODC”. As a result of the Spin-Out, we became LiveOne’s majority owned subsidiary. On September 21, 2023, we changed our corporate name to “PodcastOne, Inc.” Our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, CA 90212.

Available Information

Our main corporate website address is www.liveone.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 858-0888. All of our SEC filings are also available on our website at http://ir.liveone.com/ir-home as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://ir.liveone.com/ir-home. The information included on our website or social media accounts, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website or social media accounts are intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by Russia’s invasion of Ukraine, the Israel-Hamas War and any worsening of the global business and economic environment as a result.

RISK FACTORS SUMMARY

The risks contained in this Risk Factors Summary are not exhaustive and it is not possible for us to predict all risks that could cause our actual results to differ materially. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business.  Some of the material risk include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●

We may require additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures, which may not be available on terms acceptable to us or at all and which depends on many factors beyond our control.

●

If LiveOne does not comply with the provisions of the ABL Credit Facility, the ABL Credit Facility lender may terminate their obligations to LiveOne, accelerate its debt and with respect to the ABL Credit Facility, require LiveOne and/or us to repay all outstanding amounts owed thereunder.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of shares of our common stock and penny stock trading.
●	There is substantial doubt about our ability to continue as a going concern.
●	We face and will continue to face competition for ad-supported listening time.
●	Our business is dependent upon the performance of our podcasts and their talent.
●

Significant up-front and/or minimum guarantees required under certain of our podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

●	If we fail to increase the number of listeners consuming our podcast content, our business, financial condition and results of operations may be adversely affected.
●

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.

●

Increases in the costs in relation to podcast content creators, such as higher podcast MGs and/or talent revenue share compensation and costs of discovering and cultivating a top podcast content creator, may have an adverse effect on our business, financial condition and results of operations.

●	Negative media coverage could adversely affect our business.

Risks Related to Our Company

●

If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

●	We may face litigation and other risks as a result of the restatement of our previously issued financial statements and related matters.
●

We heavily depend on relationships with our content providers and other industry stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

●	LiveOne and/or our Company may not have sufficient cash flow from our and LiveOne’s business operations to make payments on its then current indebtedness and/or our indebtedness, if any.
●	We rely on key members of our management and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.
●	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.
●	We will continue to incur significant increased costs as a result of operating as a public company.

Risks Related to Our Relationship with LiveOne and its Indebtedness

●

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to us to invest in the ongoing needs of our business.

●	LiveOne may not have the ability to repay the amounts then due under its ABL Credit Facility at maturity.
●

We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Capital Market as a result of the completion of the Spin-Out. As a result, we qualify for, but do not currently intend to rely on exemptions from corporate governance standards, and accordingly, we intend for you to have the same protections afforded to stockholders of companies that are not a “controlled company” and are subject to all corporate governance requirements of The Nasdaq Capital Market.

●

We may have conflicts of interest with LiveOne and, because of (i) certain provisions in our Amended and Restated Certificate of Incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have and will enter into with LiveOne in connection with our completed Direct Listing, and (iii) LiveOne’s controlling beneficial ownership interest in our Company, we may not be able to resolve such conflicts on terms favorable to us.

●	We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with LiveOne.

Risks Related to Technology and Intellectual Property

●

Regulatory and business practice developments relating to personal information of our users and/or failure to adequately protect the personal information of our users may adversely affect our business.

Risks Related to Our Acquisition Strategy

●	We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.
●	A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

Risks Related to the Ownership of Our Common Stock

●	We have a limited operating history as a publicly-traded company, and, as a result, our past results may not be indicative of future operating performance.
●	Our stock price may be volatile, and could decline significantly and rapidly.
●	An active, liquid, and orderly market for our common stock may not develop or be sustained.
●	LiveOne owns substantial majority percentage of our common stock and voting power and will be able to exert significant control over matters subject to stockholder approval.
●

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan or any acquisition agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

●	Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.
●

We cannot guarantee that LiveOne’s stock repurchase program will be consummated fully or that it will enhance our long-term shareholder value. Repurchases of our stock could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

●

We are currently a “smaller reporting company,” and our election to comply with the reduced disclosure requirements as a public company may make it more challenging for investors to analyze our results of operations and financial prospects and may make our common stock less attractive to investors.

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
●

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $14.7 million and $7.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, and cash provided by/(used in) operating activities of $2.2 million and $(4.7) million for the fiscal years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $29.6 million and net working capital of $0.9 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale or issuance of our equity securities and cash from operations, and after our acquisition by LiveOne on July 1, 2020, through the sale or issuance of our and/or LiveOne’s equity and/or debt securities (including convertible securities) and cash from operations. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $7.8 million as of March 31, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

We may require additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures, which may not be available on terms acceptable to us or at all and which depends on many factors beyond our control.

Historically, we have funded our business operations and capital expenditures primarily through the issuance and/or sale of our and/or LiveOne’s equity and/or debt issuances (including convertible securities) and cash from operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our platform and product offerings. If we raise additional funds through the issuance of equity, equity-linked and/or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, or require us to incur significant transaction fees, issue warrants or other equity securities, or issue convertible securities. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing and to an extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

If LiveOne does not comply with the provisions of the ABL Credit Facility, the ABL Credit Facility lender may terminate their obligations to LiveOne, accelerate its debt and with respect to the ABL Credit Facility, require LiveOne and/or us to repay all outstanding amounts owed thereunder.

The ABL Credit Facility contain provisions that limit LiveOne’s operating activities, including covenant relating to the requirement for LiveOne to maintain a certain amount cash (as provided in the ABL Credit Facility). If an event of default occurs and is continuing, the ABL Credit Facility lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9.8 million. In February 2023, LiveOne settled the dispute to repay the outstanding amount via 24 monthly payments, subject to certain increased payments in the event LiveOne completes one or more of certain future financings. As of March 31, 2024, LiveOne owed $2.4 million to SX under the settlement agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in our financial condition, or if the ABL Credit Facility lender reasonably believes the prospect of payment or performance of its loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed thereunder. If for any reason LiveOne and Slacker fail to comply with the terms of its settlement agreement with SX, the ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed thereunder, which would materially adversely impact our business, operating results and financial condition. As of March 31, 2024, LiveOne was in compliance with covenants under the ABL Credit Facility and the Capchase Loan.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of shares of our common stock and penny stock trading.

There can be no assurance that we will be able to continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance).

If shares of our common stock are ultimately delisted from Nasdaq, our shares of common stock would likely then trade only in the over-the-counter market and the market liquidity of our shares of common stock could be adversely affected and their market price could decrease. If our shares of common stock were to trade on the over-the-counter market, selling our shares of common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our shares of common stock are ultimately delisted from Nasdaq and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our shares of common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our shares of common stock are ultimately delisted from Nasdaq and then trade on the over-the-counter market at a price of less than $5.00 per share, our shares of common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our shares of common stock and may affect the ability of investors to sell their shares, until our shares of common stock no longer is considered a penny stock.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may have a material adverse effect on our share price and our ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute our business objectives.

Our ability to meet our total liabilities, as reported in the accompanying balance sheets, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. We have been profitable, however we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If our Company and/or LiveOne is unable to continue as a going concern, we and/or LiveOne may have to liquidate our and/or its assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We face and will continue to face competition for ad-supported listening time.

We compete with providers of podcasts that offer an on-demand catalog of podcast content that is similar to ours. We face increasing competition from a growing variety of podcast providers that seek to differentiate their service by content offering and product features, and they may be more successful than us in predicting listener preferences, providing popular content, and innovating new features.

Our competitors include providers of internet radio, terrestrial radio, and satellite radio. Internet radio providers may offer more extensive content libraries than we offer and some may be offered internationally more broadly than our PodcastOne service. In addition, internet radio providers may leverage their existing infrastructure and content libraries, as well as their brand recognition and listener base, to augment their services by offering competing on-demand podcast features to provide listeners with more comprehensive podcast service delivery choices. Terrestrial radio providers often offer their content for free, are well-established and accessible to consumers, and offer media content that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers, such as SiriusXM and iHeartRadio, may offer extensive and exclusive news, comedy, sports and talk content, and national signal coverage.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing on-demand audio distribution technologies. In particular, if known incumbents in the digital media space such as Facebook choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing listener base and proprietary technologies to provide services that our listeners and advertisers may view as superior. Furthermore, Amazon Music, Apple Podcasts, Spotify, iHeartMusic and others have competing podcast services, which may negatively impact our business, operating results, and financial condition. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other, as SiriusXM and Pandora have done, or to acquire smaller podcasting services, such as Spotify has done, to combine and leverage their audiences. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our listeners, especially the younger demographic, to switch to another product, which would negatively affect our listener retention, growth, and engagement. In addition, Apple and Google also own application store platforms and are charging in-application purchase fees, which are not being levied on their own applications, thus creating a competitive advantage for themselves against us. If other competitors that own application store platforms and competitive services adopt similar practices, we may be similarly impacted. As the market for on-demand audio on the internet and mobile and connected devices increases, new competitors, business models, and solutions are likely to emerge.

We also compete for listeners based on our presence and visibility as compared with other businesses and platforms that deliver audio content through the internet and connected devices. We face significant competition for listeners from companies promoting their own digital audio content online or through application stores, including several large, well-funded, and seasoned participants in the digital media market. Device application stores often offer listeners the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. The websites and applications of our competitors may rank higher than our website and our PodcastOne application, and our application may be difficult to locate in device application stores, which could draw potential listeners away from our service and toward those of our competitors. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence, ease of use, and visibility online, on devices, and in application stores, our number of premium subscribers, ad-supported users, and the amount of content streamed on our service may fail to increase or may decline and our subscription fees and advertising sales may suffer.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of advertisements to targeted listener demographic pools. We also compete for advertisers with a range of internet companies, including major internet portals, search engine companies, social media sites, and mobile applications, as well as traditional advertising channels such as terrestrial radio and television.

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon, and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile, and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these listener bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential listeners, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

Our business is dependent upon the performance of our podcasts and their talent.

We independently contract with podcasts and talent with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key podcast hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us, will be able to continue to provide podcasting services, will retain their audiences or will continue to be profitable. Competition for these podcasts and talent is intense and certain of these talent and podcasts are under no legal obligation to remain with us after the expiration of their podcast license agreements. Our competitors may choose to extend offers to any of these podcasts and/or talent on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key podcasts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

Significant up-front and/or minimum guarantees required under certain of our podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of our podcast license agreements contain significant up-front and/or require that we make minimum guarantee payments (“MGs”). In addition, in order to secure top podcasts and/or renew top performing podcasts, we may be required to fund significant MGs payment requirements. While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, some MGs related to our content acquisition costs are not always tied to our revenue and/or audience growth forecasts (e.g., number of listeners, downloads, YouTube viewers, social media followers), or the number of podcasts distributed our service. We may also be subject to MGs to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain MGs is frequently between one and two years. If our forecasts of user acquisition or retention do not meet our expectations or advertising sales decline significantly during the term of our license agreements, our margins may be materially and adversely affected. To the extent our advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streamed and/or downloaded content by the provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such MGs could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that this revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such MGs, our margins may be materially and adversely affected.

If we fail to increase the number of listeners consuming our podcast content, our business, financial condition and results of operations may be adversely affected.

The size of our listener base consuming our podcast content is critical to our success, and we will need to develop and grow our listener base to be successful. We currently generate substantially all of our revenue from advertising and sponsorship, which is dependent on the number of listeners consuming our podcast content that we attract. For example, if we are unable to retain and attract listeners consuming our podcast content, we may be unable to maintain or increase the frequency of listeners’ engagement with our platform and our podcasts. In addition, if listeners do not perceive our content as original, entertaining or engaging, we may not be able to attract advertising and sponsorship opportunities and/or increase the resulting frequency of listeners’ engagement with our platform and content. If we are unable to retain and attract listeners, our network and services could also be less attractive to potential new advertisers, sponsors and listeners, as well as to podcasts and podcasting talent, which could have a material and adverse impact on our business, financial condition and results of operations.

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the fourth quarter, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic prospects in the future are likely to affect our business prospects. In particular, uncertainty regarding the general business conditions in the United States and globally and if such economies deteriorate or become volatile could cause advertisers to delay, decrease or cancel ad purchases. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

Expansion of our operations to deliver additional podcasts subjects us to increased business, legal, financial, reputational, and competitive risks.

Expansion of our operations to deliver additional podcasts and other non-music content involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Growth in these areas may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from podcasts or other non-music content to offset the costs of creating or acquiring this content. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

In addition, we enter into multi-year commitments for original content that we produce or commission. Given the multiple-year duration and largely fixed cost nature of such commitments, if our user growth and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content that we produce or commission will typically require more upfront cash payments than other content licenses or arrangements whereby we may not pay for the production of such content. To the extent our user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of such content commitments. The long-term and fixed cost nature of certain content commitments may also limit our flexibility in planning for or reacting to changes in our business, as well as our ability to adjust our content offering if our users do not react favorably to the content we produce. Any such event could adversely impact our business, operating results, and financial condition.

Increases in the costs in relation to podcast content creators, such as higher podcast MGs and/or talent revenue share compensation and costs of discovering and cultivating a top podcast content creator, may have an adverse effect on our business, financial condition and results of operations.

We depend upon podcast content creators to continuously provide a large variety of high-quality content on our platform, which is a key factor of engaging and satisfactory user experience that ensures long-term user stickiness. We compete with other audio platforms for active, popular or celebrity content creators. To attract and retain top content creators and maintain the high level of content quality, we enter into contracts with our podcast content creators under which such creators are usually paid a certain percentage of the ad sales and other revenue that we generate related to their podcast. The compensation to a top podcast content creator may increase as the competition intensifies. If our content creators become too costly, we will not be able to produce high quality content at commercially acceptable costs. If our competitors’ platforms offer higher revenue sharing percentage with an intent to attract our popular podcast content creators, costs to retain such content creators may increase. Furthermore, as our business and user base further expand, we may have to devote more resources in encouraging our podcast content creators to produce content that meets the evolving interests of a diverse user base, which would increase the costs of content on our platform. If we are unable to generate sufficient revenues that outpace our increased costs in relation to content creators, our business, financial condition and results of operations may be materially and adversely affected.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in adverse publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business depends upon services provided by, and relationships with, third parties. We currently engage third-party service providers in certain areas of our operations such as monitoring of its podcasts. If such third-party service providers fail to detect the illegal or inappropriate activities or content in our podcasts, we may be subject to regulator’s disapproval or penalties as well as adverse media exposure which could materially and adversely affect our business, financial condition and results of operations. In addition, some third-party software we use in our operations is currently publicly available without charge. If the owner of any such software decides to make claims against us, charge users, or no longer makes the software publicly available, we may need to enter into settlement with such owners, incur significant cost to license the software, find replacement software or develop it on our own. If we are unable to find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

Our overall network relies on bandwidth connections provided by third-party operators and we expect this dependence on third parties to continue. The networks maintained and services provided by such third parties are vulnerable to damage or interruption, which could impact our business, financial condition and results of operations.

We also depend on the third-party online payment systems for sales of our products and services. If any of these third-party online payment systems suffer from security breaches, users may lose confidence in such payment systems and refrain from purchasing our virtual gifts online, in which case our results of operations would be negatively impacted.

We exercise no control over the third-parties with whom we have business arrangements. For some of services and technologies such as online payment systems, we rely on a limited number of third-party providers with limited access to alternative networks or services in the event of disruptions, failures or other problems. If such third-parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Our revenue model also depends in part on high impression volumes, the growth of which may not be sustained.

We generate revenue by charging a CPM based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions we measure does not continue to grow or decreases for any reason, our business will suffer. For example, if digital ad spending remains constant and our advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for us to verify and a corresponding decline in our revenues. We cannot assure you that growth in volume of impressions will be sustained. If our customers adjust their buying patterns or alter their preference to higher CPM ad inventory, our business, financial condition, and results of operations may be harmed.

Our advertising sales depend on how our listener data is collected and how advertisers select their ad listener targeting in the future.

Our advertising sales depend on how our listener data is collected and how advertisers select their ad listener targeting in the future. Advertiser spending varies based on their desire to target certain categories of listeners and supporting listener data. If our advertisers determine to target different listeners or shift their ad spending towards different listener categories, our business, financial condition, and results of operations may be harmed.

Our ability to attract and retain users is highly sensitive to rapidly changing public tastes in content providers and technology.

Our ability to attract and retain audiences is highly sensitive to rapidly changing public tastes in content providers and technology and is dependent on our ability to maintain the attractiveness of our platform, content, technology and reputation as a place where quality original content can be accessed and distributed. We will rely on the popularity of our Content Providers and the quality of their respective content to retain audiences, secure sponsorships and to facilitate growth in revenue from advertising. Maintaining the popularity of our content will be challenging, and our relationship with listeners and viewers could be harmed for many reasons, including the quality and diversity of our online content. For example, if users do not perceive our platform and services to be original, entertaining, engaging, useful, reliable or trustworthy, we may be unable to attract and retain users to our content and/or increase the frequency of users’ engagement with our talent and programs. There is no guarantee that we will not experience a similar erosion of our user base. If our platform or content becomes less popular with fans, our growth strategy would be harmed, which could in turn harm our business and financial results.

Our ability to attract and retain users depends upon many additional factors both within and beyond our control. In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our podcasts, compared to those of our competitors;

●	our ability to attract new listeners and YouTube viewers;

●	the timing and market acceptance of our podcasts, platform and services, which includes the PodcastOne distribution network.

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our podcasters to provide new content for our network;

●

changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	retain and motivate talented employees, particularly engineers, producers and platform content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content arrangements;

●	investments in new products, features, and functionality;

●

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	general administration, including legal, accounting, and other expenses;

●	awareness of our reputation and the brand on a global basis; strength relative to our competitors.

●	our ability to cross-promote internally, by leveraging our network of podcasts, and externally, due to our in-depth relationship, with competitors; and

●	utilize talent booking to enable cross platform promotion through guest appearances.

If we are unable to attract and retain new audiences and/or ensure that our user acquisition cost does not exceed our user life-time value, any of these factors could adversely affect our business, financial condition and results of operations.

Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ad-supported revenue.

The digital advertising industry is introducing new ways to measure and price advertising inventory. For example, a significant portion of advertisers are in the process of moving from purchasing advertisement impressions based on the number of advertisements served by the applicable ad server to a new “attribution-based, data driven model (based on tracking pixels) for select products and brand awareness. In the absence of a uniform industry standard, agencies and advertisers have adopted several different measurement methodologies and standards. In addition, measurement services may require technological integrations, which are still being evaluated by the advertising industry without an agreed-upon industry standard metric. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy, and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

Further, the digital advertising industry is shifting to data-driven technologies and advertising products, such as automated buying. These data-driven advertising products and automated buying technologies allow publishers and advertisers to use data to target advertising toward specific groups of listeners who are more likely to be interested in the advertising message delivered to them. These advertising products and programmatic technologies are currently more developed in terms of advertising technology and industry adoption on the web than they are on mobile or on other software applications, and may not integrate with our desktop software version of the ad-supported services. Because the majority of our ad-supported listener hours occur on mobile devices, if we are unable to deploy effective solutions to monetize the mobile device usage by our ad-supported listener base, our ability to attract advertising spend, and ultimately our advertising revenue, may be adversely affected by this shift. In addition, we rely on third-party advertising technology platforms to participate in automated buying, and if these platforms cease to operate or experience instability in their business models, it also may adversely affect our ability to capture advertising spend.

We are a party to many content acquisition and other license agreements that are complex and impose numerous obligations upon us which may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results and financial condition.

Many of our content acquisition and other license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

●

calculate and make payments based on complex participation structures, which requires tracking usage of content on our service that may have inaccurate or incomplete metadata necessary for such calculation;

●	provide periodic reports on the exploitation of the content in specified formats;

●	provide advertising inventory;

●	comply with certain broadcasting limitations and restrictions;

●	comply with certain marketing and advertising restrictions; and

●	comply with certain security and technical specifications.

Some of our content acquisition and other license agreements grant the licensor the right to audit our compliance with the terms and conditions of such agreements. In addition, some of our content acquisition and other license agreements require consent to undertake certain business initiatives and without such consent, our ability to undertake new business initiatives may be limited. This could hurt our competitive position.

If we materially breach any of these obligations or any other obligations set forth in any of our content acquisition and other license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties and our rights under such license agreements could be terminated, either of which could have a material adverse effect on our business, operating results and financial condition. We may enter into settlement agreements in the future requiring us to make substantial payments as a result of claims that we are in breach of certain provisions in, or have exceeded the scope of, our content acquisition and other license agreements.

We face competition for users’ attention and time.

The market for entertainment video and radio content is intensively competitive and subject to rapid change. We compete against other entertainment video and radio providers, such as (i) interactive on-demand audio content and pre-recorded entertainment, (ii) broadcast radio providers, including terrestrial and Internet radio providers, (iii) cable, satellite and Internet television and movie content providers, and (iv) other sources of entertainment for our users’ attention and time. These content and service providers pose a competitive threat to the extent existing or potential users choose to consume their content or use their services rather than our content or our services. The online marketplace for content providers may rapidly evolve and provide users with a number of alternatives or new access models, which could adversely affect our business, financial condition and results of operations.

We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.

The podcast streaming industry is highly competitive. The podcast streaming industry competes with other forms of entertainment for consumers’ discretionary spending, and within this industry we compete with other platforms to secure rights to content. In the markets in which we promote our streaming podcasts, we face competition from other promoters and streaming operators. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may also develop services, advertising options or podcast platforms that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Our current and future competitors may have more well-established brand recognition, more established relationships with, and superior access to, Content Providers and other Industry Stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. These competitors may also compete with us for key employees and other individual service providers who have relationships with popular Content Providers and that have a history of being able to book such guests or secure the rights to stream their content. If we are unable to compete successfully for users against other providers by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, subscription fees and other revenue streams will suffer.

Our new platform features, services and initiatives, changes to existing features, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue.

Our new platform features, services and initiatives and changes to existing features, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue. Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing platform features and services or create new products (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing platform and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. If new or enhanced platform features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected.

We face significant competition for advertiser and sponsorship spend.

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through advertising within our podcast episodes. We compete against online and mobile businesses, including those referenced above, and radio, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. PodcastOne competes with platforms, such as Apple Podcasts, Spotify, SiriusXM Satellite Radio, YouTube, and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

The third-party services and software that we use are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

The third-party services and software that we use are highly technical and complex. The tech solutions that we use or may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. Our tech providers have a practice of updating their tech solutions and software and some errors in their technology and software may be discovered only after a product has been used by listeners, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in the underlying code or backend after release could damage our reputation, drive away listeners, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may—either directly or if exploited by third parties—affect our ability to make accurate royalty payments.

We also could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

We rely upon the Amazon Web Services (“AWS”) to operate certain aspects of our business and to store certain data, and any disruption of or interference with our use of the AWS could have a material adverse effect on our business, operating results, and financial condition.

AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We rely upon the AWS to operate certain aspects of our business and to store certain data. We may not be able to easily switch our AWS operations to another cloud provider, and any disruption of, or interference with, our use of AWS could have a material adverse effect on our business, operating results, and financial condition.

Interruptions, delays or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.

We rely on systems housed in our own facilities and upon third parties, including bandwidth providers and third-party “cloud” data storage services, to enable our users to receive our content in a dependable, timely, and efficient manner. We have experienced and may in the future experience periodic service interruptions and delays involving our own systems and those of third parties that we work with. Both our own facilities and those of third parties are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, technical, and cyber security measures, terrorist acts, natural disasters, human error, the financial insolvency of third parties that we work with, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our services and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third parties store and deliver on our behalf.

Any disruption in the services provided by these third parties could materially adversely impact our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third parties, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one third party to another could subject us to operational delays and inefficiencies until the transition is complete.

We rely upon the Google Cloud Platform to operate certain aspects of our business and to store certain data, and any disruption of or interference with our use of the Google Cloud Platform could have a material adverse effect on our business, operating results, and financial condition.

Google Cloud Platform (“GCP”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by GCP. Currently, we are in the process of transitioning all of our data storage (including personal data of users and content data licensed from rights holders) and computing from our own servers to GCP. We cannot easily switch our GCP operations to another cloud provider, and any disruption of, or interference with, our use of GCP could have a material adverse effect on our business, operating results, and financial condition. While the consumer side of Google competes with us, we do not believe that Google will use the GCP operation in such a manner as to gain competitive advantage against our Service. Subsequent to year end, we entered into a new service agreement with Google for the use of GCP.

If we are unable to increase revenue from our services on mobile devices, such as smartphones, our results of operations may be materially adversely affected.

Our business model with respect to monetization of our services on mobile and connected devices is still evolving. As users migrate away from personal computers, there is increasing pressure to monetize mobile. In all markets, we offer our ad-supported services on mobile, from which we generate advertising revenue. If we are unable to effectively monetize our services on mobile and connected devices, our business, operating results and financial condition may suffer.

Negative media coverage could adversely affect our business.

We receive important media coverage across the United States. Unfavorable publicity regarding, for example, payments to talent, publishers, artists and other copyright owners, our privacy practices, terms of service, service changes, service quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose services are integrated with our services, the use of our services for illicit, objectionable or illegal ends, the quality and integrity of content streamed on our services or the actions of other companies that provide similar services to us, could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our listener base and result in decreased revenue, which could materially adversely affect our business, operating results and financial condition.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, premium subscribers and advertisers.

We have developed a strong “PodcastOne” brand that we believe contributes and will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “PodcastOne” brand is critical to expanding our listener base and advertisers, and will depend largely on our ability to continue to develop and provide an innovative and high-quality experience for our listeners and to attract advertisers, content owners, mobile device manufacturers, and other consumer electronic product manufacturers to work with us, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

Our brand may be impaired by a number of other factors, including any failure to keep pace with technological advances on our platform or with our services, slower load times for our services, a decline in the quality or quantity of the content available on our services, a failure to protect our intellectual property rights or any alleged violations of law, regulations, or public policy. Additionally, the actions of our developers, advertisers, and content partners may affect our brand if listeners do not have a positive experience using third-party applications or websites integrated with us or that make use of our content. Further, if our partners fail to maintain high standards for products that are integrated into our services, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner, or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected.

We have historically been required to spend significant resources to establish and maintain our brand. If we are unable to maintain the growth rate in the number of our listener base, we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and grow consumer awareness of our brand, which would adversely affect our operating results and may not be effective.

Our trademarks, trade dress and other designations of origin are important elements of our brand. We have registered “PodcastOne” as a trademark in the United States. Nevertheless, competitors or other companies may adopt marks similar to ours, or use our marks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners. We cannot assure you that our trademark applications, even for key marks, will be approved. We may face opposition from third parties to our applications to register key trademarks in foreign jurisdictions in which we have expanded or may expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe upon their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

As our business grows and becomes more complex, our success will depend on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers and partners, as well as our business, operating results, and financial condition could be seriously harmed.

Podcast streaming depends on effectively working with third-party platforms, operating systems, online platforms, hardware, networks, regulations, and standards we do not control. Changes in our services or those operating systems, hardware, networks, regulations, or standards, and our limitations on our ability to access those platforms, operating systems, hardware or networks may seriously harm our business.

Our services require high-bandwidth data capabilities. If the costs of data usage increase or access to data networks is limited, our business may be seriously harmed. Additionally, to deliver high-quality audio, video, and other content over networks, our services must work well with a range of technologies, systems, networks, regulations and standards that we do not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our Service and increase our cost of doing business. Previously, Federal Communications Commission (the “FCC”) “open Internet rules” prohibited mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against Content Providers like us. These rules also prohibited mobile providers from entering into arrangements with specific Content Providers for faster or better access over their data networks. However, on December 14, 2017, the FCC voted to repeal the “open Internet rules” and as a result, broadband services are now subject to less U.S. federal regulation. A number of parties have already stated they would appeal this order, and it Is possible United States Congress may adopt legislation restoring some of the “open Internet rules.” If, as a result of the repeal of “open Internet rules,” broadband providers in the United States decrease access to certain content, start entering into arrangements with specific Content Providers for faster or better access over their data networks, or otherwise unfairly discriminate against Content Providers like us, this could increase our cost of doing business and put us at a competitive disadvantage relative to larger competitors. Additionally, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

The European Union (the “EU”) currently requires equal access to Internet content. Additionally, as part of its Digital Single Market initiative, the EU may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the EU or the courts modify these open Internet rules, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

We rely on a variety of operating systems, online platforms, hardware, and networks to reach our customers. These platforms range from desktop and mobile operating systems and application stores to wearables and intelligent voice assistants. The owners or operators of these platforms may not share our interests and may restrict our access to them or place conditions on access that would materially affect our ability to access those platforms. In particular, where the owner of a platform is also our direct competitor, the platform may attempt to use this position to affect our access to customers and ability to compete. For example, an online platform might arbitrarily remove our services from its platform, deprive us of access to business-critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users to the premium service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems which may be inferior to and more costly than other payment processing services available in the market.

Online platforms frequently change the rules and requirements for services like ours to access the platform, and such changes may adversely affect the success or desirability of our services. Online platforms may limit our access to information about users, limiting our ability to convert and retain them. Online platforms also may deny access to application programming interfaces (“API”) or documentation, limiting functionality of our services on the platform.

There can be no assurance that we will be able to comply with the requirements of those operating systems, online platforms, hardware, networks, regulations and standards on which our services depend, and failure to do so could result in serious harm to our business.

If our security systems are breached, we may face civil liability, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain, ad-supported users, advertisers, Content Providers and other business partners.

Techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our users, including credit card and debit card information and other personal data about our Users, business partners, and employees. Like all Internet services, our services, which are supported by our own systems and those of third parties that we work with, is vulnerable to software bugs, computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personal data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. As our business and brand reputation grow, we may become a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

In addition, if an actual or perceived breach of security occurs to our systems or a third party’s systems, we may face regulatory or civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain Users, which in turn would harm our efforts to attract and retain advertisers, Content Providers and other business partners. We also would be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.

Any failure, or perceived failure, by us to maintain the security of data relating to our users, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose Users, advertisers, and revenues. In Europe, European Data Protection Authorities could impose fines and penalties of up to 4% of annual global turnover or €20 million, whichever is higher, for a personal data breach.

We are at risk of attempts at unauthorized access to our services, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition. Unauthorized access to our services may cause us to misstate key performance indicators, which once discovered, corrected, and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

We have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per listener, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of sales without a corresponding increase to our ad-supported revenue, which could seriously harm our business.

We are at risk of artificial manipulation of stream and download counts and failure to effectively manage and remediate such fraudulent streams could have an adverse impact on our business, operating results and financial condition. Fraudulent streams may cause us to overstate key performance indicators, which once discovered, corrected and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

We have in the past been, and continue to be, impacted by attempts by third parties to artificially manipulate stream counts. Such attempts may, for example, be designed to influence placement of content on PodcastOne podcasts. For example, an individual might generate fake listeners to listen to podcasts, thereby increasing their visibility on our or third-party charts. We use a combination of algorithms and manual review by employees to detect fraudulent streams. However, we may not be successful in detecting, removing and addressing all fraudulent streams (and any related user accounts). If in the future we fail to successfully detect, remove and address fraudulent streams and fake listeners, it may result in the manipulation of our data, including the key performance indicators which underlie, among other things, our contractual obligations with advertisers (which could expose us to the risk of litigation), as well as harm our relationships with advertisers and rights holders. In addition, once we detect, correct and disclose fraudulent streams and fake listeners and the key performance indicators they affect, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

Our listener metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our listener base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies.

In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. Some of our demographic data also may be incomplete or inaccurate because listeners self-report their names and dates of birth. Consequently, the personal data we have may differ from our listeners’ actual names and ages. If advertisers, partners, or investors do not perceive our listener, geographic or other demographic metrics to be accurate representations of our listener base, or if we discover material inaccuracies in our listener, geographic or other demographic metrics, our reputation may be seriously harmed, which could have an adverse impact on our business, operating results, and financial condition.

Our business is subject to a variety of laws around the world. Government regulation of the Internet is evolving and any changes in government regulations relating to the Internet or other areas of our business or other unfavorable developments may adversely affect our business, operating result, and financial condition.

We are a U.S.-based company that is registered under the laws of the State of Delaware, and with operations in certain countries and territories around the world. As a result of the scope of our operations, we are subject to a variety of laws in different countries. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. It also is likely that if our business grows and evolves and our solutions are used more globally, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction in which we are subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

Moreover, as Internet commerce continues to evolve, increasing regulation by U.S. federal and state agencies and other international regulators becomes more likely and may lead to more stringent consumer protection laws, which may impose additional burdens on us. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease user demand for our services and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, also could hinder our operational flexibility, raise compliance costs, and result in additional historical or future liabilities for us, resulting in material adverse impacts on our business, operating results and financial condition.

We plan to expand into international markets in the 2025 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

We intend to expand the international presence of our platform into various jurisdictions abroad by offering our platform directly to international users, as well as through joint ventures and partnerships. Accordingly, we expect to face additional risks in the case of our future international operations, including:

●

political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which we plan to have international operations or into which we may expand, particularly in the case of emerging markets;

●

more restrictive or otherwise unfavorable government regulation of the podcasting and content broadcasting industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

●	limitations on the enforcement of our intellectual property rights;

●	limitations on the ability of our foreign subsidiaries to repatriate profits or otherwise remit earnings;

●	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

●	diminished ability to legally enforce our contractual rights in foreign countries;

●	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common platform;

●	lower levels of internet usage and advertiser spending in comparison to those in the United States;

●

difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently; and

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies.

As we hope to expand into new markets these risks will be intensified and will have the potential to impact a greater percentage of our business and operating results. Our ability to expand our operations into new international jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly-acquired businesses, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.

Our success depends, in significant part, on discretionary consumer and corporate spending on entertainment and factors adversely affecting such spending could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income such as employment, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect advertising sales and sponsorship spending, as well as the financial results of sponsors of our content providers and the industry as a whole. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. In addition, a decline in attendance at or reduction in the number of live entertainment and leisure events may have an adverse effect on our revenue and operating income. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in sponsorship and advertising opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession.

We are subject to governmental regulation, which may change from time to time, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures, both domestically and internationally, which may change from time to time. Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and subject us to additional liabilities. From time to time, federal, state and local authorities and consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. We may be required to incur significant legal expenses in connection with the defense of future governmental investigations and litigation.

Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including regulations or decisions by the FCC impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. See “— Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business” below. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including the United States and the EU. In others, the laws may be nascent or non-existent. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

We depend upon third-party licenses for sound recordings and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

With respect to podcasts and other non-music content, we produce or commission the content itself or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we negotiate licenses directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content on its service complying with the terms and conditions of its license agreements as well as the PodcastOne Terms and Conditions of Use (the “Terms and Conditions of Use”). However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact its business, operating results, and financial condition.

There is also no guarantee that we have all of the licenses it needs to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights or regulations that could require PodcastOne to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when we are able to enter into license agreements with rights holders, it cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make content available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims.

It is also possible that such agreements will never be renewed at all. The lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on its business, financial condition, and results of operations.

Risks Related to Our Company

For the fiscal years ended March 31, 2024 and 2023, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2024 and 2023, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the fiscal years ended March 31, 2024 and 2023, our management identified material weaknesses in the following: our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities; and our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements.

We may face litigation and other risks as a result of the restatement of our previously issued financial statements and related matters.

On July 1, 2020, LiveOne’s wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the equity interests of our Company for net consideration of $16.1 million consisting of 5,363,636 shares of LiveOne’s common stock with a fair value of $14.6 million, contingent consideration with a fair value of $1.1 million and an additional true-up of 203,249 shares of LiveOne’s common stock during the third quarter of fiscal 2021 valued at $0.4 million, that was issued as part of the final purchase price consideration. As a result, LiveOne pushed down the contingent consideration to us on the date of acquisition in the amount of $1.1 million to our financial statements and booked the marked to market change in value at each reporting period. It was subsequently determined that in accordance with ASC 805-50-30-12 the liability for the contingent consideration should not have been pushed down as it was an obligation of LiveOne.

As a result of the restatement, we may face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

If in the future we identify new material weaknesses in its internal control over financial reporting, including in any companies that we may acquire in the future, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that its internal control over financial reporting is effective, or if and when applicable, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of its common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which its securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of its common stock.

To address our material weaknesses, we have added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause it to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

We heavily depend on relationships with our content providers and other industry stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

Our business is particularly dependent upon personal relationships, as executives within entertainment companies such as ours leverage their network of relationships with Content Providers and other Industry Stakeholders to secure the rights to their content and develop other partnerships that are critical to our success. Due to the importance of those industry contacts, the loss of any of these relationships, and adverse changes in these relationships could adversely affect our business, financial condition and results of operations. We can give no assurance that all or any of these Content Providers or other Industry Stakeholders will retain their associations with us or our executives, directors, employees or other individual service providers. Additionally, to the extent the decision makers of our Content Providers are replaced with individuals with whom our executives, directors or other key personnel do not have relationships, our competitive position and financial condition could be harmed.

We may incur substantially more debt or take other actions that would intensify the risks discussed in this Annual Report regarding our and/or LiveOne’s indebtedness.

In addition to LiveOne’s current outstanding debt and notes and our Bridge Notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in LiveOne’s and our existing and future debt instruments, some or all of which may be secured debt. The senior credit facility contains certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consents of our senior lenders or terminate our existing debt agreements. LiveOne’s ABL Credit Facility also contains certain covenants, including maintaining a minimum amount of cash at all times and are secured by substantially all of LiveOne’s and our Company’s and LiveOne’s and our respective subsidiaries’ assets. Please see more under “Risks Related to Our Relationship with LiveOne and its Indebtedness.”

LiveOne and/or our Company may not have sufficient cash flow from our and LiveOne’s business operations to make payments on its then current indebtedness and/or our indebtedness, if any.

LiveOne’s and our ability to make scheduled payments of the principal of, to pay interest on or to refinance its then current indebtedness and/or our future indebtedness, if any, depends on LiveOne’s and our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our and LiveOne’s business may not generate cash flow from operations in the future sufficient to service LiveOne’s then current debt and our future indebtedness, if any, and make necessary capital expenditures. If LiveOne and our Company are unable to generate such cash flow, LiveOne and/or our Company may be required to adopt one or more alternatives, such as selling assets, restructuring debt and/or obtaining additional equity capital on terms that may be onerous or highly dilutive. In the event of an acceleration of amounts due under LiveOne’s then current debt instruments and/or our future debt instruments, if any, as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on LiveOne’s business, operations, properties, assets or condition or a failure to pay any amount due, LiveOne and/or our Company may not have sufficient funds or may be unable to arrange for additional financing to repay such indebtedness or to make any accelerated payments. There is no guarantee that LiveOne and/or our Company will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under such debt agreements or to satisfy all of the financial covenants. LiveOne’s and/or our ability to refinance the respective indebtedness will depend on the capital markets and LiveOne’s and/or our financial condition at such time. Capital markets have been volatile in the recent past; a downturn could negatively impact LiveOne’s and/or our ability to access capital should the need arise. As a result, the inability to meet LiveOne’s and/or our debt obligations could cause LiveOne and/or our Company to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

We rely on key members of our management and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly Kit Gray, our President, Robert Ellin, our Executive Chairman, Aaron Sullivan, our Chief Financial Officer, and Sue McNamara, our Chief Revenue Officer. Mr. Gray has extensive knowledge about our business and our operations, and the loss of Mr. Gray, Mr. Ellin, Mr. Sullivan or Ms. McNamara or any other key member of our senior management would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for Mr. Gray or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on podcasts and Content Providers, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. For example, please see more under “⸺ If LiveOne does not comply with the provisions of the ABL Credit Facility, the ABL Credit Facility lender may terminate their obligations to LiveOne, accelerate its debt and with respect to the ABL Credit Facility, require LiveOne and/or us to repay all outstanding amounts owed thereunder.” Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

We will continue to incur significant increased costs as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. Following the Public Offering, we will be subject to mandatory reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition, that we were not required to file as a voluntary reporting company (though we did file such reports with the SEC on a voluntary basis). We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. Furthermore, we are subject to additional corporate governance and other compliance requirements as a result of our shares of common stock being listed on The Nasdaq Capital Market (“Nasdaq”). In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and Nasdaq have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

We are required to furnish a report on internal control over financial reporting issued by management. Such report is provided as part of the consolidated financial statements included in this Annual Report. In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To remain in compliance with Section 404, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our quarterly operating results may be volatile and are difficult to predict in the future, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, our holding, promoting and managing our podcasting. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive services in our market, including consolidation among competitors, customers or vendors,

●	our ability to retain and grow the number of our user base and increase engagement among new and existing users;

●	our revenue mix, which drives gross profit;

●	the timing of the launch of our new or updated podcasts, services or features;

●	the addition or loss of popular content;

●	the popularity of podcasts and specifically our podcast content;

●	announcements or planned introductions of new podcasts, services, functionality and products by us or our competitors;

●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and

●

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

We may not be able to attract qualified personnel.

Our ability to expand operations to accommodate our anticipated growth will depend on our ability to attract and retain qualified personnel. However, competition for the types of employees we seek is intense. We may face particular challenges in recruiting and retaining personnel who have experience in talent acquisition, marketing, sales, production, development, operations and other technical expertise, in the podcast industry, which is critical to our initiatives. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality personnel with advanced skills who understand our technology and business. We cannot provide any assurance that we will be able to attract qualified personnel to execute our business strategies or develop and expand our online properties. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

Additionally, we expect to retain the existing managers and executives of certain companies we acquire to have them continue managing and operating the acquired business. We believe that these individuals will have the market expertise and network of personal relationships to best implement the growth strategies of the acquired businesses. If we are unable to retain the key personnel of the acquired businesses, we may not be able to achieve the anticipated benefits and synergies of an acquisition.

We engage a number of consultants to work for us. If the consultants that we utilize are characterized as employees and if we are deemed to be delinquent in our payroll taxes or incur other employment-related liabilities with respect to those consultants, we and our management team could incur significant liabilities.

We engage a number of consultants to work for us in various aspects of our business. Although we believe that the consultants that we utilize in our business, as is customary to do so in our business, are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of independent contractors. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s recent passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our consultants are our employees could have a material adverse effect on our business, financial condition and results of operations. In addition to the taxes that we would be required to pay if we were required to remit payroll taxes for our consultants, and the payments that we would be required to make for other employment-related obligations, our operations would be severely disrupted and individual officers or members of our board of directors could be personally liable for certain of any assessments made. A government entity could potentially shut down our operations until such time as the payroll taxes were brought current. Such a shutdown could effectively push us into bankruptcy and an investor could lose all his or her investment in us.

Rising inflation may adversely affect us by increasing costs of labor, equipment and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of labor, technology, equipment and other costs required to operate and grow our business. The United States is experiencing high levels of inflation, which may depress consumer demand for our services and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in salaries and the cost of certain equipment and technology necessary for the production of our services, and such increases may continue to impact us in the future. Accordingly, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.

We are undergoing growth in our business, including in our employee headcount. A significant portion of our management team has been with us since inception. We expect that significant additional hiring will be necessary to support our strategic plans. This rapid influx of new team members from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire podcast content and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to us to invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of March 31, 2024 was $8.5 million, net of fees and discounts. While LiveOne has certain restrictions and covenants with its current indebtedness, it could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the ABL Credit Facility lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s ABL Credit Facility lender or LiveOne terminates its existing debt agreements. LiveOne’s ABL Credit Facility also contains certain financial covenants, including maintaining a minimum cash amount at all times, and is secured by substantially all of our assets.  There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under LiveOne’s debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

LiveOne’s substantial debt combined with its and our other financial obligations and contractual commitments could have other significant adverse consequences, including:

●

requiring LiveOne to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

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

LiveOne intends to satisfy its current and future debt service obligations with its and our existing cash and cash equivalents and marketable securities and funds from external sources, including its, our Company and/or LiveOne’s subsidiaries’ equity and/or debt financing. However, LiveOne and its subsidiaries (including our Company) may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under LiveOne’s existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, LiveOne and/or our Company may not have sufficient funds or may be unable to arrange for additional financing to repay LiveOne’s and/or our indebtedness or to make any accelerated payments.

LiveOne may not have the ability to repay the amounts then due under its ABL Credit Facility at maturity.

At maturity the entire outstanding principal amount of LiveOne’s ABL Credit Facility will become due and payable by it. As of March 31, 2024, $7.7 million of its total indebtedness is due in fiscal 2025, $0.6 million is due in fiscal 2026 and $0.1 million thereafter. LiveOne’s failure to repay any outstanding amount of its senior credit facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the senior credit facility or the maximum rate permitted by applicable law until such amount is paid in full. A default under LiveOne’s ABL Credit Facility could also lead to a default under agreements governing LiveOne’s and/or our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, LiveOne and our Company may not have sufficient funds to repay LiveOne’s ABL Credit Facility or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the senior lender shall have the right to, among other things, take possession of LiveOne’s, our and LiveOne’s and our respective subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. Please also see above under the risk factor captioned “⸺ If LiveOne does not comply with the provisions of the ABL Credit Facility, the ABL Credit Facility lender may terminate their obligations to LiveOne, accelerate its debt and with respect to the ABL Credit Facility, require LiveOne and/or us to repay all outstanding amounts owed thereunder,” for potential consequences if an event of default is triggered as a result of LiveOne’s default under its settlement agreement with SX.

We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Capital Market as a result of the completion of the Spin-Out. As a result, we qualify for, but do not currently intend to rely on exemptions from corporate governance standards, and accordingly, we intend for you to have the same protections afforded to stockholders of companies that are not a “controlled company” and are subject to all corporate governance requirements of The Nasdaq Capital Market.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we qualify as a “controlled company” under listing requirements of The Nasdaq Capital Market. As of March 31, 2024, LiveOne continues to beneficially own a majority of our outstanding common stock and voting power. As a result, we are a “controlled company” under The Nasdaq Capital Market rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements; however, we do not currently intend to rely on such exemptions. Accordingly, we intend for our board of directors to have a majority of independent directors and the compensation committee and nominating committee of our board of directors to be comprised entirely of independent directors, and ensure that the compensation of our executive officers and nominees for directors are determined by or recommended to our board of directors by the independent members of our board of directors. To the extent we rely on one or more of these exemptions, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market.

We may have conflicts of interest with LiveOne and, because of (i) certain provisions in our Amended and Restated Certificate of Incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have and will enter into with LiveOne in connection with our completed Direct Listing, and (iii) LiveOne’s controlling beneficial ownership interest in our Company, we may not be able to resolve such conflicts on terms favorable to us.

Conflicts of interest may arise between LiveOne and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include the following:

●

Certain of our directors and management may have conflicts of interest. Robert Ellin and our other directors Ramin Arani, Jay Krigsman and Craig Foster, serve as both our directors and as directors of LiveOne. Robert Ellin, our Executive Chairman, and Aaron Sullivan, our Chief Financial Officer, serve both as our and LiveOne’s senior management. Such directors and officers owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for LiveOne and us.

●

Sale of shares of our common stock. LiveOne may decide to sell all or a portion of our shares that it holds in the public markets and/or to a third party, including to one of our competitors, thereby possibly depressing the trading price of our common stock and/or giving that third-party substantial influence over our business and our affairs. Such a sale could be in conflict with your interests.

●

Developing business relationships with LiveOne’s competitors. We may from time to time partner with, obtain advertising revenue from and/or sell to a number of companies that compete with LiveOne. These companies may be less willing or unwilling to develop and maintain relationships with us, and may favor our competitors or may view us as competitors, because of our relationship with LiveOne.

●

Allocation of business opportunities. Business opportunities may arise that both we and LiveOne find attractive, and which would complement our businesses. We may be prevented from taking advantage of new business opportunities that LiveOne has entered into. Furthermore, our Amended and Restated Certificate of Incorporation will provide that, until the later of (i) first date on which LiveOne ceases to beneficially own 20% or more of our outstanding shares of common stock and (ii) the date upon which none of our officers and/or directors are also officers and/or directors of LiveOne, (x) we will waive any interest or expectancy in potential transactions presented to our directors and officers who are also directors and/or officers of LiveOne unless expressly offered to such person in his or her capacity as our director and/or officer, as applicable, and (y) LiveOne shall have the right to, and shall have no duty not to, engage in the same or similar business activities or lines of business as we do, do business with any of our clients or customers, and employ or otherwise engage any of our officers or employees. See “Description of Capital Stock — Provisions of Our Amended and Restated Certificate of Incorporation Relating to Related Person Transactions and Corporate Opportunities.” We may therefore not be entitled to, and LiveOne may be entitled to, pursue business opportunities which may otherwise be appropriate for us.

●

LiveOne will continue to beneficially hold a majority of our common stock (including voting power), and we and LiveOne expect to continue as strategic partners, collaborating on projects to pursue the growth of streaming and podcasting sectors. LiveOne may from time to time make strategic decisions that it believes are in the best interests of its business as a whole, including our company. These decisions may be different from the decisions that we would have made on our own. LiveOne’s decisions with respect to us or our business, including any related party transactions between LiveOne and us, may be resolved in ways that favor LiveOne and its stockholders, which may not coincide with the interests of our other stockholders.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with LiveOne.

We will negotiate agreements with LiveOne related to our separation from LiveOne, including the Separation Agreement and Administrative Services Agreement, while we are still a majority owned subsidiary of LiveOne. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated parties. The terms of the agreements being negotiated relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between LiveOne and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See “Certain Relationships and Related Party Transactions” for more information.

We may not be able to access the credit and capital markets at the times and in the amounts needed on acceptable terms.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the public markets sources of capital in place currently will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, we have not previously accessed the capital markets as an independent public company, and our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence thereof, the liquidity of the overall capital markets and the state of the economy. We cannot assure you that we will have access to the capital markets at the times and in the amounts needed or on terms acceptable to us.

Risks Related to Technology and Intellectual Property

We rely on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which we exercise very little control.

Our business depends on our ability to integrate our content with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. We are able to make our podcasts available on other popular podcasting platforms such as Apple, Amazon, Spotify and wherever podcasts are heard, allowing our listeners to utilize such platforms to listen to our podcasts. We have also formed partnerships with advertising platforms to integrate our podcasts with their software and product offerings, allowing our advertisers to utilize our solutions wherever they purchase or place an ad. For example, we rely on integration with Apple and Spotify in order to provide our podcasts through their platforms. Apple or Spotify may determine to only host shows that are proprietary to them, which would have a significant effect on our ability to offer our podcasts to larger group of listeners and would materially adversely affect our business, results of operations and financial condition. Some of these integration partners have significant market share in the segment in which they operate. To date, we have relied on written contracts and other arrangements to govern our relationships with these partners. However, these are subject to change by such providers from time to time and in many instances the provider may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term with automatic renewal provisions, and there can be no assurances that such providers will agree to renew their agreements with us. Moreover, such providers may choose to stop integrating with our podcasts and may unilaterally stop providing us with data necessary to our business if they acquire a competitor which provides podcasting services similar to ours or if they begin to deliver podcasts similar to ours on their own. We cannot assure you that our existing podcast partners and integration partners will continue to, or that potential new podcast partners or integration partners will agree to, integrate our podcasts into their podcast offerings or services. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and our results of operations and we may lose listeners.

Our business and revenues could also be affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific podcasting platform, such as Spotify or other podcasting platform, our ability to optimize ad placement or to forecast listener metrics may be impacted based on unforeseen trends or events.

We rely heavily on technology to distribute content and manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We utilize a combination of proprietary and third-party technology. Our business substantially depends on advertising revenue and is supported by our PodcastOne App which offers users access to our podcasts on their favorite device. We cannot be sure that the PodcastOne App or any enhancements or other modifications we make in the future to such apps will, perform as intended or otherwise be of value to our users. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the distribution of podcasts in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights.

We may be unable to detect unauthorized use of, or otherwise sufficiently protect, our intellectual property rights. We rely on a combination of laws and contractual restrictions with employees, individual service providers, users, artists, suppliers and others content licensors and Content Providers to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use proprietary information, trademarks, or copyrighted material without authorization which, if discovered, might require legal action to correct. Furthermore, assets we may acquire in connection with any future acquisitions (including brand names and trademark rights), may have been improperly adopted or inadequately protected prior to our acquisitions of them. This could include failures to obtain assignments of ownership or confidentiality agreements from third parties, failures to clear use of trademarks, or other failures to protect trademarks and other proprietary rights. In addition, third parties may independently and lawfully develop similar intellectual property or duplicate our services.

We will apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used and reserve and register domain names as we deem appropriate. While we intend to vigorously protect our trademarks, service marks and domain names as we deem appropriate, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in the erosion of brand names or the loss of rights to our owned or licensed marks and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition, and results of operations. In addition, the loss of, or inability to otherwise obtain, rights to use third party trademarks and service marks, including the loss of exclusive rights to use third party trademarks in territories where we present festivals, could adversely affect our business or otherwise result in competitive harm.

We currently own the www.podcastone.com domain name. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

Litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property.

We may be accused of infringing upon intellectual property rights of third parties.

From time to time, we have been and may be in the future subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement and other violations of the trademarks, copyrights, patents and other intellectual property or proprietary rights of third parties. The legal proceedings and claims include notices provided to us by content owners of users’ violation of the Digital Millennium Copyright Act, which obligate us to investigate and remove infringing user content from our website.

In addition, Internet, technology, and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in territories where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material effects on our business, operating results, and financial condition.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We will rely upon the ability of consumers to access our service through the Internet. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Charter Spectrum and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360). While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply; however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.

The success of our business and operations depends, in part, on the integrity of our systems and infrastructures, as well as affiliate and third-party computer systems, Wi-Fi and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructures, both of our own systems and other computer systems and of affiliate and third-party software, Wi-Fi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to user inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.

Although we maintain up to date information technology systems and network infrastructures for the operation of our businesses, techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to our systems and data.

Privacy concerns could limit our ability to leverage our consumer subscriber data and compliance with privacy regulations could result in significant expense.

In the ordinary course of business and in particular in connection with merchandising our service to our users, we collect and utilize data supplied by our users. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of user information, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur significant expenses.

In addition, we cannot fully control the actions of third parties who may have access to the user data we collect and the user data collected by our third-party vendors. We may be unable to monitor or control such third parties and the third parties having access to our website in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, user information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the privacy of data relating to our users (including disclosing data in a manner that was objectionable to our users), to comply with our posted privacy policies, our predecessors’ posted policies, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose users, advertisers, revenue and employees.

Our reputation and relationships with subscribers would be harmed if our premium subscriber data, particularly billing data, were to be accessed by unauthorized persons.

We will maintain personal data regarding our users, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we expect to rely on licensed encryption and authentication technology to secure such information. If we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, we do not plan to obtain signatures from subscribers in connection with the use of credit and debit cards (together, “payment cards”) by them. Under current payment card practices, to the extent we do not obtain cardholders’ signatures, we will be liable for fraudulent payment card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment cards may be used on our website to obtain service. Typically, these payment cards will not have been registered as stolen and therefore will not be rejected by any automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Regulatory and business practice developments relating to personal information of our users and/or failure to adequately protect the personal information of our users may adversely affect our business.

Due to the nature of such businesses, the businesses we have acquired or intend to acquire in the future maintain, or have arrangements with third parties who maintain, information on users who or may purchase in the future our services and products electronically through their individual websites or otherwise register on the website for access to our content provided. We are in the process of evaluating the information collected to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other services and products that we believe enhance the user experience. Data protection laws and regulation may impair our ability to use these data in such ways, as certain uses may be prohibited. The use of such user information is an important component of our growth strategy in the future. The collection, storage and use of user information is subject to regulation in many jurisdictions, including the United States and the EU, and this regulation is becoming more prevalent and stringent. Further, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction and the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We intend to develop a comprehensive policy aimed at ensuring adequate protection of our users’ personal information and compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs.

Although we intend to develop systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. In addition, despite our best efforts, we may be unable to anticipate these techniques or implement adequate preventative measures. We may need to expend in the future significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment.

We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with the security and privacy of the Internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

In some countries, the use of cookies and other information placed on users’ Internet browsers or users’ computing devices is currently regulated, regardless of the information contained within or referred to by the cookie. Specifically, in the EU, this is now subject to national laws being introduced pursuant to the amended Directive 2002/58 on Privacy and Electronic Communications. The effect of these measures may require users to provide explicit consent to such a cookie being used. The laws being introduced pursuant to this measure are not finalized in every European Member State, and we have not determined what effect this could have on our business when we place the cookie on the user’s computer or when a third party does so. The effect may be to limit the amount of information we receive in relation to each use of the service and/or to limit our ability to link this information to a unique identity, which could adversely affect our business and financial condition.

In the United States, the Federal Trade Commission (the “FTC”) is starting to exercise greater authority over how online consumer data is collected and maintained by businesses. Prompted by the FTC’s recommendation regarding online tracking, a number of federal legislative proposals have been introduced that would allow users to opt out of online monitoring. A number of states have passed similar legislation and some states are becoming more active in enforcing these laws to protect consumers.

The laws in this area are complex and developing rapidly. For instance, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) became effective within Europe on May 25, 2018. The primary objectives of the GDPR are to give citizens of the EU back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. We have not yet assessed the full effect of the GDPR. Failure to comply with the GDPR may result in significant monetary penalties. As we expand our operations into new jurisdictions, the costs associated with compliance with applicable local data privacy laws and regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes and/or make changes to our products, services and operations, which will increase operational cost and risk. There is a risk that Internet browsers, operating systems, or other applications might be modified by their developers in response to this regulation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our user information in the way we would like which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to user data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

We may build our business through one or more strategic acquisitions, including podcasts and/or podcast related assets, and to possibly use our cash to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions, may be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all. If we are unable to close any future acquisition, it could significantly alter our business strategy and impede our prospects for growth. If we are unable to successfully consummate a particular acquisition, we may not be able to quickly and materially increase the number of additional podcasts available on our network, produce and/or participate in the planned events or have ownership or licenses of the brands owned or licensed by that acquisition target. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

In addition, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty in integrating the operations of any businesses we may acquire in the future, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual-based accounting under GAAP prior to our acquiring them. The Public Company Accounting Oversight Board defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

The emergence and growth of podcasts and podcasting networks has brought increased media attention, and a number of companies and investors have been making acquisitions of such podcasts and/or businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to further develop and integrate acquired businesses. Our strategy relies on our ability to consummate important future acquisitions to foster the growth of our core business and to establish ourselves as the key provider of streamed high-quality live music content. The increased focus on acquisitions of such companies may impede our ability to acquire these companies because they choose another acquirer. It could also increase the price that we must pay for these companies. Either of these outcomes could reduce our growth, harm our business and prevent us from achieving our strategic goals.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

●	using a significant portion of our available cash;

●	issuing equity securities, which would dilute current stockholders’ percentage ownership;

●	incurring substantial debt;

●	incurring or assuming contingent liabilities, known or unknown;

●	incurring amortization expenses related to intangibles; and

●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and when or where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

Risks Relating to the Ownership of Our Common Stock

We have a limited operating history as a publicly-traded company, and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history as a publicly-traded company, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies like ours.

Our stock price may be volatile, and could decline significantly and rapidly.

The trading price of our common stock could be subject to wide fluctuations in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our financial condition, results of operations, or operating metrics and those of our competitors;

●	the number of shares of our common stock made available for trading;

●	issuance of our and/or LiveOne’s equity or debt securities, or disclosure or announcements relating thereto;

●	our convertible debt securities being converted into equity or the anticipation of such conversion;

●

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or variance in our financial performance from expectations of securities analysts;

●	changes in laws or regulations applicable to our Company;

●	announcements by us or our competitors of significant events or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	lawsuits threatened or filed against us and/or LiveOne;

●	future sales of our common stock by LiveOne, us or our stockholders or the anticipation of such sales;

●	changes in our board of directors, senior management or key personnel;

●	the trading volume of our common stock;

●	changes in operating performance and stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in the anticipated future size and growth rate of our market;

●	significant data breaches, disruptions to, or other incidents involving our platform;

●	general economic and market conditions;

●	other events or factors, including those resulting from war, incidents of terrorism, pandemics, elections, or responses to these events; and

●

whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on The Nasdaq Capital Market as a result of the supply and demand forces described above. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

An active, liquid, and orderly market for our common stock may not develop or be sustained.

Our common stock is listed and traded on The Nasdaq Capital Market. Prior to listing on The Nasdaq Capital Market on September 8, 2023, there has been no public market for our common stock. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market in a sufficient size for their investment objectives due to a potential unwillingness of our existing stockholders to sell a sufficient amount of our common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock in a sufficient amount for their investment objectives, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of demand for our common stock, the trading price of our common stock could decline significantly and rapidly after our listing. Therefore, an active, liquid, and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the trading price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

LiveOne owns substantial majority percentage of our common stock and voting power and will be able to exert significant control over matters subject to stockholder approval. Our Executive Chairman, Robert Ellin, and stockholders affiliated with him own a significant percentage of LiveOne common stock and will be able to exert significant control over matters subject to stockholder approval.

LiveOne beneficially owns a substantial majority of the shares of our outstanding common stock and voting power and will be able to exert significant control over matters subject to stockholder approval. In addition, Robert Ellin, our Executive Chairman, and his affiliates beneficially own approximately 5.45% of shares of LiveOne’s common stock issued and outstanding as of April 30, 2024. Therefore, LiveOne and Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. LiveOne and Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, LiveOne and Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and any acquisition or financing agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution. We may sell or otherwise issue our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell or issue our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent issuances. These issuances may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We may pay for future acquisitions with additional issuances of shares of our common stock as well, which would result in further dilution for existing stockholders.

Pursuant to our 2022 Equity Incentive Plan (the “2022 Plan”), there are 2,000,000 shares of our common stock reserved for future issuance to our employees, directors and consultants. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2022 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our outstanding shares held by our directors, executive officers and entities affiliated with our directors prior to the Direct Listing are eligible for sale. In addition, shares issued or issuable upon exercise of any of our outstanding warrants are eligible for sale.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We cannot guarantee that LiveOne’s stock repurchase program will be consummated fully or that it will enhance our long-term shareholder value. Repurchases of our stock could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

LiveOne has announced that its senior management and/or board of directors has authorized the repurchase of up to approximately $10.0 million worth of shares of LiveOne’s and/or our outstanding common stock from time to time, subject to a portion of the repurchase program being approved by LiveOne’s board of directors and any other applicable approvals and consents, which LiveOne fully expects to obtain. The timing, price, and quantity of purchases under the program will be at the discretion of LiveOne’s management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by LiveOne’s board of directors at any time. Although LiveOne’s board of directors has authorized a portion of this stock repurchase program, there is no guarantee as to the exact number of shares of our common stock, if any, that will be repurchased by LiveOne, and LiveOne may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and indemnification agreements that we have entered or intend to enter into with our directors and officers will provide that:

●

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders, including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents, or stockholders arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder; (iii) the exclusive forum provisions are intended to benefit and may be enforced by us, our officers and directors, the financial advisors to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering; and (iv) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions. Nothing in our current Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that will be contained in our restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that securities or industry analysts publish about us. Securities and industry analysts currently provide publish limited research focused on our Company. If the current securities or industry analysts do not provide extensive coverage or commence coverage of our Company, the price and trading volume of our shares of common stock could be negatively impacted. If other securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our shares of common stock or publish inaccurate or unfavorable research about our Company, the price of our shares of common stock would likely decline. Furthermore, if one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our shares of common stock could decrease, which might cause the price of our shares of common stock and trading volume to decline.

We are currently a “smaller reporting company,” and our election to comply with the reduced disclosure requirements as a public company may make it more challenging for investors to analyze our results of operations and financial prospects and may make our common stock less attractive to investors.

We are currently considered to be a “smaller reporting company” as defined by the SEC’s revised rules. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies, such as providing only two years of audited financing statements, providing simplified executive compensation disclosures in our filings, being exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of our internal control over financial reporting, and having certain other decreased disclosure obligations in our filings with the SEC. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Section 382 and 383 (“Section 382 and 383”) of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. As a result of these Section 382 and 383 limitations, any ownership changes as defined by Section 382 and 383 may limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, any credit and security agreement that we may enter into in the future will likely contain covenants that will restrict our ability to pay dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the listing of our common stock on The Nasdaq Capital Market; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws will include provisions that:

●

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

●	specify that special meetings of our stockholders can be called only by our board of directors;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; and

●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may discourage, delay or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. In addition, these provisions may frustrate, discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their common stock at a price above the prevailing market price. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

***

The risks above do not necessarily comprise of all those associated with an investment in our Company. This Annual Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We perform a formal risk assessment each year. As part of our risk assessment, we consider the potential for cybersecurity threats, including but not limited to interruptions, outages and breaches to its operational and financial systems. We have policies, processes, internal controls and tools to assess, identify, and manage material risks from potential cybersecurity threats. We utilize a combination of cybersecurity awareness training, manual processes, specialized software and automated tools, and third-party assessments to build our cybersecurity program. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program. We are also currently developing a cybersecurity incident response plan that establishes a formal framework for responding to cybersecurity incidents, including defining what constitutes a reportable cybersecurity incident; establishing specific escalation and communication channels; identifying parties responsible for managing and responding to each incident; and other preparedness and response activities.

Governance

The Audit Committee of our board of directors provides oversight over our internal control program, including the adequacy and effectiveness of our information technology infrastructure and cybersecurity program. Each quarter, our management provides updates to the Audit Committee regarding our internal control program, including any significant changes to its information technology infrastructure or cybersecurity program. Our management also reports any material risks from cybersecurity threats to the Audit Committee. Our management periodically provides the Audit Committee with updates on cybersecurity risks and/or trends.

Our management team, specifically our Chief Executive Officer and Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see “Part I—Item 1A. Risk Factors,” specifically the risk titled "We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.” No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2. Properties

PodcastOne co-leases its Los Angeles premises located at 269 S. Beverly Dr., Suite 1450, Beverly Hills, CA 90212 with LiveOne. We believe that this property is in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 8 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been trading publicly on The NASDAQ Capital Market under the symbol "PODC" since September 8, 2023.

Number of Holders

As of March 31, 2024, there were 403 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since September 8, 2023 were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2024

During the fiscal year ended March 31, 2024, we issued an aggregate of 3,608,049 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Year 2024

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
January 1, 2024 – January 31, 2024	-	$ -	-	1,684,817 shares
February 1, 2024 – February 29, 2024	-	$ -	-	1,684,817 shares
March 1, 2024 – March 31, 2024	-	$ -	-	1,593,063 shares
Total (January 1, 2024 – March 31, 2024)	-	$ -	-	$ 4,000,000

* Does not include a $2.5 million increase to LiveOne’s repurchase program announced by LiveOne in September 2023, which is subject to approval of LiveOne's board of directors, pursuant to which LiveOne may repurchase shares of its and/or our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Annual Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition or transaction, the timing of the closing of such proposed event will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or our parent's LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the bridge notes at maturity; the effect of the conditional conversion feature of the bridge notes; LiveOne’s compliance with the covenants in its credit facility agreement; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under its announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2024, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We were incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #13 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

After the completion of the Spin-Out, we became a standalone publicly traded company trading on The NASDAQ Capital Market under the symbol “PODC”. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

We also produce vodcasts (video podcasts), branded podcasts, merchandise, and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 5.7+ million monthly unique listeners, and 19+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2024 and 2023, our revenue was $43.3 million and $34.6 million, respectively, representing year-over-year growth of 25%.

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

We generate revenue by charging a CPM based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions we measure does not continue to grow or decreases for any reason, our business will suffer. For example, if digital ad spending remains constant and our advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for us to verify and a corresponding decline in our revenues.

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 182 exclusive podcast shows that produces over 300 episodes per week and has generated over 3.6 billion downloads to date. In April 2021, LiveOne announced an agreement with Samsung for all our distributed content to be available via the Listen tab on Samsung TV.

In addition to our core business, we have also build, own and operate a solution for the growing number of independent podcasters, LaunchpadOne. LaunchpadOne is a self-publishing podcast platform, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchpadOne serves as a talent pool for us to find new podcasts and talent.

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

	Year Ended
	March 31,
	2024	2023	YoY Growth
Number of podcast downloads	368,812,413	617,445,568	(40)%

The decrease in the number of podcast downloads can be attributed to due largely to modified download behavior by Apple iOS 17 as it continues to be adopted by podcast listeners, as well as the departure of non-revenue generating partner networks from our podcast network.

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

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2024.

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

Sales and Marketing

Sales and Marketing include direct and indirect costs related to our advertising and marketing. Advertising expenses to promote the Company’s services are expensed as incurred.

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

We also recognized certain expenses as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our common stock, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. After the listing of our common stock, we continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we continue to incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, gain/losses on derivatives, forgiveness on PPP loans and changes in fair value of contingent consideration.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended
	March 31,
	2024	2023

Revenue:	$43,302	$34,645

Operating expenses:
Cost of sales	37,326	27,579
Sales and marketing	4,558	5,174
Product development	85	312
General and administrative	5,448	3,316
Amortization of intangible assets	896	99
Total operating expenses	48,313	36,480
Loss from operations	(5,011)	(1,835)

Other income (expense):
Interest expense, net	(2,247)	(4,674)
Change in fair value of derivatives	(7,603)	(459)
Other income (expense)	184	1
Total other income (expense), net	(9,666)	(5,132)

Loss before provision for income taxes	(14,677)	(6,967)
Provision for income taxes	55	-
Net loss	$(14,732)	$(6,967)

Net loss per share – basic and diluted	$(0.68)	$(0.06)
Weighted average common shares – basic and diluted	21,767,810	110,816,207

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2024	2023	% Change
Depreciation expense
Cost of sales	$143	$114	25%
Sales and marketing	90	89	1%
Product development	-	-	0%
General and administrative	19	21	(10)%
Total depreciation expense	$252	$224	13%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$655	$279	135%
Sales and marketing	718	203	254%
Product development	12	179	(93)%
General and administrative	2,098	340	517%
Total stock-based compensation expense	$3,483	$1,001	248%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended
	March 31,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	86%	80%
Sales and marketing	11%	15%
Product development	0%	1%
General and administrative	13%	10%
Amortization of intangible assets	2%	0%
Total operating expenses	112%	105%
Income (loss) from operations	(12)%	(5)%
Other income (expense), net	(22)%	(15)%
Loss before income taxes	(34)%	(20)%
Income tax provision	0%	0%
Net loss	(34)%	(20)%

Revenue

Revenue increased $8.7 million, or 25%, for our fiscal year ended March 31, 2024 ("fiscal 2024") compared to our year ended March 31, 2023 ("fiscal 2023"). The increase in revenue was primarily due to the increase in advertising inventory.

Cost of sales

Cost of sales increased $9.7 million, or 35%, for fiscal 2024 compared to fiscal 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Operating Expenses

	Year Ended
	March 31,
	2024	2023	% Change
Sales and marketing expenses	$4,558	$5,174	(12)%
Product development	85	312	(73)%
General and administrative	5,448	3,316	64%
Amortization of intangible assets	896	99	805%
Total Other Operating Expenses	$10,987	$8,901	23%

Sales and Marketing

Sales and marketing expenses decreased $0.6 million, or 12%, for fiscal 2024 compared to fiscal 2023. The decrease was primarily due to less advertising spending as it pertained to marketing our podcast shows.

Product Development

Product development decreased $0.2 million, or 73%, for fiscal 2024 compared to fiscal 2023. The decrease was primarily due to a decrease in project activity.

General and Administrative

General and administrative expenses increased $2.1 million, or 64%, for fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase in stock-based compensation, additional cost incurred attributed to the spin-out and our legal and accounting fees.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.8 million, or 805%, to $0.9 million for fiscal 2024 compared to fiscal 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Other Income (Expense), net

	Year Ended
	March 31,
	2024	2023	% Change
Total other income (expense), net	$(9,666)	$(5,132)	88%

Other income (expense), net increased $4.5 million, or 88%, for fiscal 2024 compared to fiscal 2023. The increase is primarily due to an increase of $7.1 million due to the change in fair value of derivatives. This increase was offset by a $2.4 million decrease in interest expense attributed to the payoff of our Bridge Loan, which began in July 2022 and was extinguished in September 2023.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill and intangible asset impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate our performance. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31, 2024 and 2023 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2024
Total	$(14,732)	$1,148	$3,483	$881	$9,666	$55	$501

Year Ended March 31, 2023
Total	$(6,967)	$323	$1,001	$939	$5,132	$-	$428

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Year Ended
	March 31,
	2024	2023

Revenue:	$43,302	$34,645
Less:
Cost of sales	(37,326)	(27,579)
Amortization of developed technology	(228)	(225)
Gross Profit	5,748	6,841

Add back amortization of developed technology:	228	225
Contribution Margin	$5,976	$7,066

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, the assigned value of acquired tangible and intangible assets and assumed and contingent liabilities associated with business combinations, provision for legal settlements, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of our equity-based compensation awards and convertible debt instruments, and valuation of deferred income tax assets and liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy our obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and membership services are rendered as the amounts reflect the consideration we are entitled to and relate specifically to our efforts to satisfy our performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that we act as the principal in all of its membership service streams and may act as principal or agent for our advertising and licensing revenue streams.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue on a monthly basis.

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires us to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. We use a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of our stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. We have selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock and restricted stock units (“RSUs”). Forfeitures are recognized as incurred.

Stock option awards issued to non-employees are accounted for at the grant date fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

Business Combinations

We account for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates and estimates of terminal values.

Debt with Warrants

In accordance with ASC Topic 470-20-25, when we issue debt with warrants, we treat the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense in the consolidated statements of operations. The offset to the contra-liability is recorded as either a liability or within equity in our consolidated balance sheets depending on the accounting treatment of the warrants. We determine the value of the warrants using an appropriate valuation method, including a Black-Scholes or Monte-Carlo Simulation. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible Debt – Derivative Treatment

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the appropriate valuation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Debt Modifications and Extinguishments

When we modify or extinguishes debt, we first evaluate the debt and determine whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, we evaluate the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms is accounted for like an extinguishment.

If there is a conversion feature within the debt instrument, we evaluate whether the conversion feature should be bifurcated under ASC 815 as a derivative. If we believe the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible debt is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If we determine the change in fair value of the derivative meets the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

Commitments and Contingencies

From time to time, we are involved in legal proceedings and other matters arising in connection with the conduct of our business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of our commitments and contingencies in which we are involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. We record an expense accrual for any commitments and loss contingency when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, we further evaluate each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against us will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

Non-Income Tax Contingencies

We do not collect and remit sales and use or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required.

The June 2018 U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494, along with the application of existing, new or future rulings and laws, could have adverse effects on our business, prospects and operating results.

Long-lived Assets, Goodwill and Intangible Assets with Finite Lives

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally comprise of customer relationships and technology. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits is expected to be consumed.

Goodwill represents the excess of the purchase consideration of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Tesla Motors on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic lives of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $1.4 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. As of March 31, 2024, we had a related party payable balance of $0.3 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

Sources of Liquidity

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. On September 8, 2023, we completed a Qualified Event (as defined in the Bridge Notes) as a result of our direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock at the conversion price of $3.00 per share, and the exercise price of the Bridge Warrants and the Placement Agent Warrants was fixed at $3.00 per share. As a result of the Spin-Out, we issued 3,114,000 warrants to purchase shares of our common stock all of which were issued and outstanding as of March 31, 2024.

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

As of March 31, 2024, LiveOne’s total outstanding consolidated indebtedness was $8.5 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

We are looking to secure additional interim financing in the immediate future after the completion of the Direct Listing, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond June 2025. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, if any, we may also use our current cash and cash equivalents to repurchase shares of our common stock, some or all of our convertible notes and pay down our debt, in part or in full. We may do so in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, content, platform and technologies.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and had working capital of $0.9 million as of March 31, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2024 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 6,7, and 8 to our financial statements included elsewhere in this Annual Report).

Sources and Uses of Cash

Cash Flows

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Year Ended
	March 31,
	2024	2023
Net cash provided by (used in) operating activities	$2,211	$(4,698)
Net cash used in investing activities	(1,328)	(219)
Net cash (used in) provided by financing activities	(3,000)	7,376
Net change in cash, cash equivalents and restricted cash	$(2,117)	$2,459

Cash Provided By (Used In) Operating Activities

Net cash provided by our operating activities for the year ended March 31, 2024 of $2.2 million primarily resulted from our net loss during the period of $14.7 million, which included non-cash charges of $13.8 million largely comprised of depreciation and amortization, stock-based compensation, accretion of debt discount and change in fair value of derivatives. The remainder of our sources of cash used in operating activities of $3.2 million was from changes in our working capital, including $2.0 million from timing of intercompany payables/receivables.

Net cash used in our operating activities for the year ended March 31, 2023 of $4.7 million primarily resulted from our net loss during the period of $7.0 million, which included non-cash charges of $5.9 million largely comprised of depreciation and amortization, stock-based compensation, accretion of debt discount and change in fair value of derivatives. The remainder of our sources of cash used in operating activities of $3.7 million was from changes in our working capital, including $4.2 million from timing of intercompany payables/receivables.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2024 of $1.3 million was principally due to the $1.0 million cash used for the purchase of intangibles and $0.3 million for the purchase of property and equipment during such period.

Net cash used in investing activities for the year ended March 31, 2023 of $0.2 million was principally due to the $0.2 million cash used for the purchase of property and equipment during such period.

Cash Flows (Used In) Provided By Financing Activities

Net cash provided by financing activities for the year ended March 31, 2024 of $3.0 million was primarily due to payment on our PC1 Bridge Loan of $3.0 million.

Net cash provided by financing activities for the year ended March 31, 2023 of $7.4 million was primarily due to proceeds on our PC1 Bridge Loan of $7.4 million.

Debt Covenants

As of March 31, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

PodcastOne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PodcastOne, Inc. (a subsidiary of LiveOne, Inc.) (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has a net capital deficiency These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2022.

Los Angeles, CA

July 1, 2024

PCAOB ID No. 324

PODCASTONE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2024	2023

Assets
Current Assets
Cash and cash equivalents	$1,445	$3,562
Accounts receivable, net	6,023	6,876
Prepaid expense and other current assets	1,105	1,006
Total Current Assets	8,573	11,444
Property and equipment, net	309	242
Goodwill	12,041	12,041
Intangible assets, net	3,145	732
Related party receivable	57	3,768
Total Assets	$24,125	$28,227

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,383	$6,898
Bridge loan, net	-	7,155
Derivative liabilities	-	4,767
Related party payable	315	2,288
Total Current Liabilities	7,698	21,108
Other long-term liabilities	86	-
Total Liabilities	7,784	21,108

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and March 31, 2023, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 and 200,000,000 shares authorized as of March 31, 2024 and March 31, 2023, respectively; 23,608,049 and 20,000,000 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	-	-
Additional paid in capital	45,952	19,785
Accumulated deficit	(29,611)	(12,666)
Total stockholders’ equity	16,341	7,119
Total Liabilities and Stockholders’ Equity	$24,125	$28,227

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	March 31,
	2024	2023

Revenue:	$43,302	$34,645

Operating expenses:
Cost of sales	37,326	27,579
Sales and marketing	4,558	5,174
Product development	85	312
General and administrative	5,448	3,316
Amortization of intangible assets	896	99
Total operating expenses	48,313	36,480
Loss from operations	(5,011)	(1,835)

Other income (expense):
Interest expense, net	(2,247)	(4,674)
Change in fair value of bifurcated embedded derivatives	(7,603)	(459)
Other income (expense)	184	1
Total other (expense) income, net	(9,666)	(5,132)

Loss before provision for income taxes	(14,677)	(6,967)

Provision for income taxes	55	-
Net loss	$(14,732)	$(6,967)

Net loss per share – basic and diluted	$(0.68)	$(0.06)
Weighted average common shares – basic and diluted	21,767,810	110,816,207

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation		-	3,030	-	3,030
Vested employee restricted stock units	287,500	-	-	-	-
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	82,629	-	159	-	159
Contribution from parent	159,333	-	294	-	294
Common stock issued for purchase of intangibles	233,800	-	1,079	-	1,079
Net loss	-	-	-	(14,732)	(14,732)
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2022	147,984,230	$-	$18,784	$(5,699)	$13,085
Stock-based compensation	-	-	1,001	-	1,001
Cancellation of common stock	(127,984,230)	-	-	-	-
Net loss	-	-	-	(6,967)	(6,967)
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,732)	$(6,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148	323
Stock-based compensation	3,189	1,001
Amortization of debt discount	1,949	4,081
Change in fair value of bifurcated embedded derivatives	7,603	459
Provision for credit losses	(109)	85
Changes in operating assets and liabilities:
Accounts receivable	962	1,033
Prepaid expenses and other current assets	(99)	(462)
Related party receivable/payables	2,032	(4,157)
Accounts payable and accrued liabilities	182	(94)
Other liabilities	86	-
Net cash provided by (used in) operating activities	2,211	(4,698)

Cash Flows from Investing Activities:
Purchases of property and equipment	(318)	(219)
Purchase of intangible assets	(1,010)	-
Net cash used in investing activities	(1,328)	(219)

Cash Flows from Financing Activities:
Payments on bridge loan	(3,000)	-
Proceeds from bridge loan	-	7,376
Net cash (used in) provided by financing activities	(3,000)	7,376

Net change in cash and cash equivalents	(2,117)	2,459
Cash and cash equivalents, beginning of period	3,562	1,103
Cash and cash equivalents, end of period	$1,445	$3,562

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for the purchase of intangibles	$1,079	$-
Purchase of intangibles accrued for at period end	$1,221	$-
Common stock issued in connection with repayment of intercompany balance	$294	$-
Common stock issued in connection with the conversion of the bridge loan	$10,276	$-
Common stock issued in connection with the conversion of accrued interest on the bridge loan	$918	$-
Common stock dividend	$2,213	$-
Warrants classified from liabilities to equity	$9,116	$-
Derivative exchanged into common stock associated with the bridge loan	$3,254	$-
Fair value of warrant and derivative liability issued with debt instrument	$-	$4,308

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Notes to the Consolidated Financial Statements

for the Years Ended March 31, 2024 and 2023

Note 1 — Organization and Basis of Presentation

Organization

PodcastOne, Inc. (“we,” “us,” “our,” the “Company” or “PodcastOne”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including its website (www.podcastone.com), its PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more.

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the years ended March 31, 2024 and 2023. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the years ended March 31, 2024 and 2023. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash, cash equivalents amounted to $1.4 million as of March 31, 2024). The Company has an accumulated deficit of $29.6 million and had positive working capital of $0.9 million as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond  June 2025. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company  may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Allocation of Costs

The Company’s consolidated financial statements include an allocation of costs that have been incurred by LiveOne on the Company’s behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax and legal services. Such expenses were allocated to the Company based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses to the Company, so that the Company’s consolidated financial statements reflect substantially all costs of doing business. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the years ended March 31, 2024 and 2023, respectively.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross basis for all advertising contracts based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis and gross of revenue sharing expenses owed to the content creators. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The gross amount of revenue recognized is equal to the amounts received from our customer, gross of revenue sharing expenses owed to the content creators.

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

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. Barter revenue for the years ended March 31, 2024 and 2023 was $16.7 million and $8.3 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.2 million and $0.2 million for the years ended March 31, 2024 and 2023, respectively.

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

LiveOne and the Company measure stock-based compensation cost at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on an accelerated basis. LiveOne and the Company account for awards with graded vesting as if each vesting tranche is valued as a separate award. LiveOne and the Company use the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires LiveOne and the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. LiveOne and the Company use a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of LiveOne’s and the Company's stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as LiveOne’s and the Company's best estimate given its lack of actual exercise history. LiveOne and the Company have selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the option. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense resulting from granted restricted stock units and restricted stock awards is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Forfeitures are recognized as incurred. LiveOne records the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

During the year ended  March 31, 2024, the Company began to issue equity awards in the form of RSUs directly to its employees under the 2022 PODC Equity Incentive Plan that was approved in  December 2022.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares consist of stock options issued to employees, directors, vendors and consultants, restricted stock units, and convertible notes would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s consolidated statements of cash flows for the years ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
	2024	2023
Total cash and cash equivalents	$1,445	$3,562

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

The Company’s accounts receivable at March 31, 2024 and 2023 are as follows (in thousands):

	March 31,	March 31,
	2024	2023
Accounts receivable, gross	$6,099	$7,062
Less: Allowance for credit losses	(76)	(186)
Accounts receivable, net	$6,023	$6,876

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of March 31, 2024 and 2023, the net payable and receivable was $0.2 million and $1.5 million, respectively. LiveOne and the Company does not charge interest on these borrowings.

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. The Company capitalizes certain costs related to the development of its platform and other software applications for internal use. In accordance with authoritative guidance, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in the Company’s consolidated statements of operations.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: computer, machinery, and software equipment (3 to 5 years), furniture and fixtures (3 to 5 years), leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term and capitalized software (2 years).

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

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment testing, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at January 1 of each year.

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the years ended March 31, 2024 and 2023, respectively.

Estimations and assumptions regarding, future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property and Content Creator Relationships resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Brand and Trade Names (10 years) and Content Creator relationships (2 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded during the years ended March 31, 2024 and 2023, respectively.

Fair Value Measurements – Valuation Hierarchy

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2023 and are Level 3 measurements. There have been no transfers between levels.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted ASU 2016-13 on April 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 beginning in the first quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Property and Equipment

The Company’s property and equipment at March 31, 2024 and 2023 was as follows (in thousands):

	March 31,	March 31,
	2024	2023
Property and equipment, net
Computer, machinery, and software equipment	$127	$113
Furniture and fixtures	14	14
Leasehold improvements	91	24
Capitalized internally developed software	792	559
Total property and equipment	1,024	710
Less accumulated depreciation and amortization	(715)	(468)
Total property and equipment, net	$309	$242

Depreciation expense was $0.3 million and $0.2 million for the years ended March 31, 2024 and 2023, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the year ended March 31, 2024 (in thousands):

Goodwill
Balance as of March 31, 2023	$12,041
Acquisitions	-
Balance as of March 31, 2024	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$4,082	$1,568	$2,514
Brand and trade names	1,010	379	631
Total	$5,092	$1,947	$3,145

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$772	$772	$-
Brand and trade names	1,010	278	732
Total	$1,782	$1,050	$732

The Company’s amortization expense on its finite-lived intangible assets was $0.9 million and $0.1 million for the years ended March 31, 2024 and 2023, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025	$1,416
2026	1,063
2027	338
2028	101
2029	101
Thereafter	126
$3,145

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2024 and 2023 were as follows (in thousands):

	March 31,	March 31,
	2024	2023
Accounts payable	$1,529	$1,541
Accrued revenue share	2,945	3,039
Other accrued liabilities	2,909	2,318
	$7,383	$6,898

Accrued revenue share can be attributed to monies owed to content creators who contribute their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — Bridge Loan

Private Placement

On July 15, 2022 (the “Closing Date”), the Company completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for cash proceeds of $7.4 million, net of placement agent fees of $0.7 million, pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Notes mature on July 15, 2023, subject to a one-time three-month extension at the Company’s election (the “Maturity Date”). The Company elected the extension and extended the maturity date to October 15, 2023. The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes shall automatically convert into the securities of the Company sold in a Qualified Financing (an initial public offering of the Company’s securities from which the Company’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of the Company’s securities on a national securities exchange (the “Direct Listing”)), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of the Company’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of the Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than LiveOne) may at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by LiveOne), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”). Upon a Purchaser’s redemption of any PC1 Notes pursuant to the Optional Redemption right, then a portion of such Purchaser’s PC1 Warrants shall be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the PC1 Notes redeemed, PC1 Warrants to purchase 100% of the Warrant Shares issued per $0.001 million of the principal amount of the PC1 Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of the Company’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, the Company shall be required to redeem $1,000,000 of the then outstanding PC1 Notes pro rata from the PC1 Notes holders (other than the PC1 Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the PC1 Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

The Company further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If the Company did not file such registration statement on or prior to April 15, 2023, the Company was required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than LiveOne), and if the Company did not file such registration statement on or prior to July 15, 2023, the Company was required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than LiveOne) (the “Reg St Redemption”). The Company is not be required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

During the year ended March 31, 2024 the Company redeemed $3.0 million of principal on the PC1 Notes.

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

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of March 31, 2024 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total change in fair value of a loss of $6.3 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2024 in the accompanying consolidated statements of operations. Total unrealized gains of $0.2 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2023 in the accompanying consolidated statements of operations.

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

The fair value of the redemption features was measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

March 31,
2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	3.59%
Conversion price	$1.78
Stock price	$2.64

The fair value of the Redemption Liability of $1.7 million at July 15, 2022 was recorded as a derivative liability in the consolidated balance sheets. The fair value of the Redemption Liability at March 31, 2024 was none as a result of the PC1 Bridge Loan converting to common stock. The $1.3 million change in the fair value of the Redemption Liability derivative is recorded as an expense and included in other expenses in the accompanying consolidated statements of operations for the year ended March 31, 2024. The fair value of the Redemption Liability at March 31, 2023 was $2.0 million. The $0.3 million change in the fair value of the Redemption Liability derivative for the year ended March 31, 2023 was recorded as a loss and included in other expenses in the accompanying consolidated statements of operations at March 31, 2023.

The resulting discount from the OID, placement agent fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2024 and 2023 was $1.6 million and $4.1 million, respectively.

Interest expense with respect to the PC1 Bridge Loan for the year ended March 31, 2024 and 2023 was $0.1 million and $0.6 million, respectively. There are no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of March 31, 2024, the Company’s parent, LiveOne, holds approximately 15.7 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, directors and management affiliated with LiveOne hold approximately 887,995 shares of the Company's common stock.

During the years ended March 31, 2024 and 2023, the Company was allocated expenses by LiveOne attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the years ended March 31, 2024 and 2023, was $0.7 million and $0.6 million, respectively.

Effective as of July 1, 2020, LiveOne was deemed to have made a contribution of $16.1 million via shares of LiveOne’s common stock to the Company to acquire the Company.

As of March 31, 2024 and 2023, the Company had a related party payable owed to LiveOne of $0.3 million and $2.3 million, respectively which primarily consisted of expenses related to overhead expenses paid on behalf of the Company (See Note 2 – Summary of Significant Accounting Policies). As of March 31, 2024 and 2023, the Company had a related party receivable from LiveOne of $0.1 million and $3.8 million, respectively which primarily consisted of cash allocated to LiveOne.

During the years ended March 31, 2024 and 2023, the Company entered into a production agreement for a podcast and related show with an affiliate of Mr. Wachsberger, the Company’s director nominee and a director of LiveOne. The Company incurred cost of none and $0.1 million for the years ended March 31, 2024 and 2023, respectively, attributed to the arrangement.

During the year ended March 31, 2024, the Company issued 159,333 shared of its common stock with a fair value of $0.3 million in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2024, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $6.6 million, $0.6 million, $0.5 million and $0.5 million for the fiscal year ending March 31, 2025, 2026, 2027 and 2028, respectively.

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

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). As of March 31, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all of the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the years ended March 31, 2024 and 2023, respectively.

Note 10 — Stockholders’ Equity

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of March 31, 2024, LiveOne, Inc. owned approximately 17.0 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 74% of the Company’s issued and outstanding shares of common stock as of such date.

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

On September 8, 2023, the Company completed the Spin-Out and converted the outstanding PC1 Bridge Loan into 2,340,707 shares of common stock based on a fair value of $4.39 per share, which was the closing price of the stock on the date of conversion. The book value of the PC1 Bridge Loan and the bifurcated embedded derivative were converted into additional paid in capital, which equaled the fair value of the 2,340,707 shares issued for the conversion of the PC1 Bridge Loan. As a result of the completion of the Spin-Out and the PodcastOne shares becoming publicly traded, the Company reclassified its warrant liability to equity as a result of the strike price and number of warrants becoming fixed at $3.00 per share, which resulted in a $9.1 million increase to additional paid in capital. In addition, the Company's derivative liability was written to zero as the redemption feature was unexercised.

Finder's Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcast content creators of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of March 31, 2024, the Company has capitalized $3.3 million of payments made to such third party.

LiveOne 2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 5,000,000 shares increasing the total up to 17,600,000 shares, which increase was formally adopted by LiveOne on June 29, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $3.5 million and $1.0 million during the years ended March 31, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 1.63 years.

The following table provides information about LiveOne’s option grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2024	2023

Number of options granted	15,000	-
Weighted-average exercise price per share	$1.75	$-
Weighted-average grant date fair value per share	$-	$-

The grant date fair value of each of these option grants to employees was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2024	2023

Expected volatility	83.86%	-%
Dividend Yield	-%	-%
Risk-free rate	4.12%	-%
Expected term (in years)	5.88	-

The following table summarizes the activity of LiveOne’s options issued to the Company’s employees during the years ended March 31, 2024 and 2023:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of April 1, 2022	285,000	$2.93
Granted	-	-
Exercised	-	-
Forfeited or expired	(45,000)	3.35
Outstanding as of March 31, 2023	240,000	2.84
Granted	15,000	1.75
Exercised	-	-
Forfeited or expired	(115,000)	3.88
Outstanding as of March 31, 2024	140,000	$1.87
Exercisable as of March 31, 2024	130,000	$1.64

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2024 was 7.68 years and 7.72 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2024 and 2023, respectively. The intrinsic value of options exercised was none and none, respectively, at March 31, 2024 and 2023.

The fair value of stock options outstanding and exercisable at March 31, 2024 was $0.3 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2023 was $0.7 million and $0.3 million, respectively.

Restricted Stock Units Grants

As of March 31, 2024, unrecognized compensation costs for unvested awards to employees was $0.2 million, which is expected to be recognized over a weighted-average service period of 0.93 years.

The following table provides information about LiveOne’s restricted stock units grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2024	2023

Number of units granted	320,000	265,000
Weighted-average grant date fair value per share	$1.75	$1.10

The following table summarizes the activity of LiveOne’s restricted stock units issued to the Company’s employees during the year ended March 31, 2024 and 2023:

Number of
Shares
Outstanding as of April 1, 2022	378,125
Granted	265,000
Vested	(375,000)
Cancelled	(5,625)
Outstanding as of March 31, 2023	262,500
Granted	320,000
Vested	(400,000)
Cancelled	-
Outstanding as of March 31, 2024	182,500

The fair value of restricted stock units that vested during the years ended March 31, 2024 and 2023 was $0.6 million and $1.3 million, respectively.

PodcastOne 2022 Equity Plan

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

The following table summarizes the activity of the Company's restricted stock units issued to employees under the 2022 Plan during the years ended March 31, 2024:

Number of
Shares
Nonvested as of March 31, 2023	-
Granted	879,060
Vested	(287,500)
Forfeited or expired	-
Nonvested as of March 31, 2024	591,560

As of March 31, 2024, the Company recognized $1.3 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.9 million, which is expected to be recognized over a weighted-average service period of 0.97 years.

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

Note 11 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability on PodcastOne bridge loan	$2,817	$-	$-	$2,817
Bifurcated embedded derivative on PodcastOne bridge loan	1,950	-	-	1,950
	$4,767	$-	$-	$4,767

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands).

Amount
Balance at March 31, 2023	$4,767
Change in fair value of bifurcated embedded derivatives, reported in earnings	7,603
Reclassification of warrant liability to equity	(9,116)
Conversion of bifurcated embedded derivative into common stock	(3,254)
Balance as of March 31, 2024	$-

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other long-term liabilities approximated their fair values as of March 31, 2024 and 2023, respectively.

Note 12 — Income Tax Provision

The Company’s income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2024	2023
Loss before income taxes:
Domestic	$(14,677)	$(6,967)
Foreign	-	-
Total loss before income taxes	$(14,677)	$(6,967)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	55	-
Foreign	-	-
Total Current	55	-

Deferred:
U.S. Federal	(419)	338
State	99	(1,423)
Foreign	320	1,085
Total Deferred	-	-
Total provision for income taxes	$55	$-

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2024	2023

Income taxes computed at Federal statutory rate	$(3,082)	$(872)
State tax — net of federal benefit	79	(60)
Nondeductible expenses	496	559
Derivative gain	1,597	-
Federal NOL true-up	522	-
Change in valuation allowance	321	1,084
Stock compensation	162	192
Other	(40)	(903)
Total provision for income taxes	$55	$-

At March 31, 2024, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $9.9 million and $17.1 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2034. Of the $9.9 million of federal net operating loss carryforwards, $3.5 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $8.8 million can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2017 and forward are subject to examination by the federal tax authorities and tax years for 2014 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2024 and 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,941	$3,261
Reserves and allowances	21	52
Accrued liabilities	165	111
Charitable contribution carryforward	660	43
Gross deferred tax assets	3,787	3,467
Valuation allowance	(3,787)	(3,467)
Net deferred tax liability	$-	$-

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $3.8 million and $3.5 million for the years ended March 31, 2024 and 2023, respectively. The valuation allowance increased by $0.3 million for the year ended March 31, 2024.

Note 13 — Subsequent Events

On May 31, 2024, LiveOne extended the maturity date of its promissory note issued to its senior lender, underlying the ABL Credit Facility, from June 2, 2024 to September 2, 2024.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our President and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of a material weakness in internal control over financial reporting, described in Management’s Report on Internal Control Over Financial Reporting below.

Limitations of Disclosure Controls and Procedures

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our President and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to material weaknesses that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2024, the following material weakness existed as of that date, specifically relating to the following control activities:

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

In addition, a material weakness specifically relating to the following control activities existed as of March 31, 2024:

●

our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value.

Notwithstanding the material weakness discussed above, our management, including our President and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weakness described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2025, our management is committed to remediating such material weakness through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weakness. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2024, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our President (Principal Executive Officer) and CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of PodcastOne, Inc. (formerly Courtside Group, Inc.) included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2024

●	Consolidated Statements of Operations for the year ended March 31, 2024

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the year ended March 31, 2024

●	Consolidated Statements of Cash Flows for the years ended March 31, 2024

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).
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

4.3*	Description of Securities.
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

10.10	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.11	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.12†	The Company’s 2023 Annual Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2023).
21.1	List of subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
23.1*	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
24.1*	Powers of attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	PodcastOne Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized

PODCASTONE, INC.

Date: July 1, 2024	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: July 1, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Kit Gray and Aaron Sullivan, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Sullivan	Chief Financial Officer	July 1, 2024
Aaron Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert S. Ellin	Executive Chairman and Director	July 1, 2024
Robert Ellin

/s/ James Berk	Director	July 1, 2024
James Berk

/s/ Jay Krigsman	Director	July 1, 2024
Jay Krigsman

/s/ Craig Foster	Director	July 1, 2024
Craig Foster

/s/ Ramin Arani	Director	July 1, 2024
Ramin Arani

/s/ Patrick Wachsberger	Director	July 1, 2024
Patrick Wachsberger

/s/ Carolyn Blackwood	Director	July 1, 2024
Carolyn Blackwood

/s/ Jon Merriman	Director	July 1, 2024
Jon Merriman