Form 10-Q
period 2024-06-30
PodcastOne, Inc.
filed 2024-08-13
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, there were 24,016,767 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$891	$1,445
Accounts receivable, net	7,100	6,023
Prepaid expense and other current assets	1,183	1,105
Total Current Assets	9,174	8,573
Property and equipment, net	316	309
Goodwill	12,041	12,041
Intangible assets, net	2,474	3,145
Related party receivable	-	57
Total Assets	$24,005	$24,125

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,065	$7,383
Related party payable	220	315
Total Current Liabilities	8,285	7,698
Other long-term liabilities	46	86
Total Liabilities	8,331	7,784

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 23,791,767 and 23,608,049 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	-	-
Additional paid in capital	46,651	45,952
Accumulated deficit	(30,977)	(29,611)
Total stockholders’ equity	15,674	16,341
Total Liabilities and Stockholders’ Equity	$24,005	$24,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2024	2023

Revenue:	$13,159	$10,637

Operating expenses:
Cost of sales	11,709	8,222
Sales and marketing	847	1,250
Product development	18	27
General and administrative	1,398	920
Amortization of intangible assets	377	25
Impairment of intangible assets	176	-
Total operating expenses	14,525	10,444
(Loss) income from operations	(1,366)	193

Other income (expense):
Interest expense, net	-	(1,593)
Change in fair value of bifurcated embedded derivatives	-	1,190
Total other (expense) income, net	-	(403)

Loss before provision for income taxes	(1,366)	(210)

Provision for income taxes	-	-
Net loss	$(1,366)	$(210)

Net loss per share – basic and diluted	$(0.06)	$(0.01)
Weighted average common shares – basic and diluted	23,712,530	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,366)	$(210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	443	86
Stock-based compensation	394	84
Amortization of debt discount	-	1,475
Change in fair value of bifurcated embedded derivatives	-	(1,190)
Impairment of intangibles	176	-
(Reversal of) Provision for credit losses	(44)	49
Changes in operating assets and liabilities:
Accounts receivable	(1,033)	(1,968)
Prepaid expenses and other current assets	(77)	(120)
Related party receivable/payables	(39)	588
Accounts payable and accrued liabilities	1,066	1,160
Other liabilities	-	-
Net cash used in operating activities	(480)	(46)

Cash Flows from Investing Activities:
Purchases of property and equipment	(74)	(48)
Net cash used in investing activities	(74)	(48)

Cash Flows from Financing Activities:
Payments on bridge loan	-	(3,000)
Net used in financing activities	-	(3,000)

Net change in cash and cash equivalents	(554)	(3,094)
Cash and cash equivalents, beginning of period	1,445	3,562
Cash and cash equivalents, end of period	$891	$468

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$174	$-
Accrued expenses written off associated with intangible asset impairment	$118	$-
Common stock accrued for at period end	$305	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

Note 1 — Organization and Basis of Presentation

Organization

PodcastOne, Inc. (“we,” “us,” “our”, the “Company” or “PodcastOne”), is a Delaware corporation headquartered in Beverly Hills, California. The Company is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including its website (www.podcastone.com), its PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more.

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and that these financial statements have been derived as if the Company had operated on a standalone basis during the three months ended June 30, 2024 and 2023. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the three months ended June 30, 2024 and 2023. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2024.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report.

Going Concern and Liquidity

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $0.9 million as of June 30, 2024). The Company has an accumulated deficit of $31.0 million and a working capital of $0.9 million as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond August 2025. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2024 Form 10-K, except as noted below.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three months ended June 30, 2024 and 2023, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. Barter revenue for the three months ended June 30, 2024 and 2023 was $6.0 million and $4.1 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively.

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

LiveOne and the Company measures stock-based compensation cost at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on an accelerated basis. LiveOne and the Company accounts for awards with graded vesting as if each vesting tranche is valued as a separate award. LiveOne and the Company uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires LiveOne and the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. LiveOne and the Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of LiveOne and the Company’s stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as LiveOne and the Company’s best estimate given its lack of actual exercise history. LiveOne and the Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the option. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense resulting from granted restricted stock units and restricted stock awards is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Forfeitures are recognized as incurred. LiveOne records the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

During the year ended March 31, 2024, the Company began to issue equity awards in the form of RSUs directly to its employees under its 2022 Equity Incentive Plan that was approved in December 2022.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its one operating segments.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of  June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
	2024	2023
Total cash and cash equivalents	$891	$468

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s the inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables.

The Company’s accounts receivable at June 30, 2024 and March 31, 2024 are as follows (in thousands):

	June 30,	March 31,
	2024	2024
Accounts receivable, gross	$7,132	$6,099
Less: Allowance for credit losses	(32)	(76)
Accounts receivable, net	$7,100	$6,023

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of June 30, 2024 and March 31, 2024, the net (payable) receivable was $(0.2) million and $(0.2) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the three months ended June 30, 2024 and 2023, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of $0.2 million and none in the three months ended June 30, 2024 and 2023 respectively

Fair Value Measurements - Valuation Hierarchy

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at June 30, 2024, and are Level 3 measurements. There have been no transfers between levels.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company adopted ASU 2023-07 on April 1, 2024 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 beginning in the first quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method   The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Property and Equipment

The Company’s property and equipment at June 30, 2024 and March 31, 2024 was as follows (in thousands):

	June 30,	March 31,
	2024	2024
Property and equipment, net
Computer, machinery, and software equipment	$129	$127
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	863	792
Total property and equipment	1,097	1,024
Less accumulated depreciation and amortization	(781)	(715)
Total property and equipment, net	$316	$309

Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2024 (in thousands):

Goodwill
Balance as of March 31, 2024	$12,041
Acquisitions	-
Balance as of June 30, 2024	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,787	$1,919	$1,868
Brand and trade names	1,010	404	606
Total	$4,797	$2,323	$2,474

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$4,082	$1,568	$2,514
Brand and trade names	1,010	379	631
Total	$5,092	$1,947	$3,145

The Company’s amortization expense on its finite-lived intangible assets was $0.3 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.2 million and none for the three months ended June 30, 2024 and 2023, respectively. The impairment for the three months ended June 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025 (remaining nine months)	$892
2026	915
2027	338
2028	109
2029	101
Thereafter	119
$2,474

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30,	March 31,
	2024	2024
Accounts payable	$1,174	$1,529
Accrued revenue share	4,196	2,945
Other accrued liabilities	2,695	2,909
	$8,065	$7,383

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022, the Company completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for net cash proceeds of $7.4 million, net of placement agent fees of $0.7 million, pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at the Company’s election (the “Maturity Date”). The Company elected the extension and extended the maturity date to October 15, 2023. The PC1 Notes bore interest at a rate of 10% per annum payable on maturity. The PC1 Notes automatically convert into the securities of the Company sold in a Qualified Financing (an initial public offering of the Company’s securities from which the Company’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of the Company’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of the Company’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of the Company then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than LiveOne) may at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by LiveOne), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”). Upon a Purchaser’s redemption of any PC1 Notes pursuant to the Optional Redemption right, then a portion of such Purchaser’s PC1 Warrants shall be forfeited and cancelled in accordance with the following formula: for each $0.001 million of the principal amount of the PC1 Notes redeemed, PC1 Warrants to purchase 100% of the Warrant Shares issued per $0.001 million of the principal amount of the PC1 Notes shall be immediately forfeited and cancelled.

LiveOne also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event LiveOne owns no less than 66% of the Company’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding LiveOne) (the “Majority Noteholders”) and LiveOne’s senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, LiveOne guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the Majority Noteholders, the Company was required to redeem $1,000,000 of the then outstanding PC1 Notes pro rata from the PC1 Notes holders (other than the PC1 Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the PC1 Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

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

During the year ended March 31, 2024, the Company redeemed $3.0 million of principal on the PC1 Notes.

On September 8, 2023, the Company completed a Qualified Event (its direct listing on The Nasdaq Capital Market (the "Spin-Out")) as a result of its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of the Company’s common stock.

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of June 30, 2024 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total unrealized gain of none and $0.4 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three months ended June 30, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations.

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

The fair value of the Redemption Liability at June 30, 2023 was $1.1 million. The $0.8 million change in the fair value of the Redemption Liability derivative is recorded as a gain and included in other expenses in the accompanying condensed consolidated statements of operations for the three months June 30, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three months ended June 30, 2023 was $1.4 million.

Interest expense with respect to the PC1 Bridge Loan for the three months ended June 30, 2023 was $0.2 million. There were no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of June 30, 2024, the Company’s parent, LiveOne, holds approximately 17.1 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, as of June 30, 2024, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three months ended June 30, 2024 and 2023, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively.

During the years ended March 31, 2023, the Company entered into a production agreement for a podcast and related show with an affiliate of Mr. Wachsberger, the Company’s director nominee and a director of LiveOne. The Company incurred cost of none and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, attributed to the arrangement.

As of June 30, 2024 and March 31, 2024, the Company had a related party payable owed to LiveOne of $0.2 million and $0.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of June 30, 2024 and March 31, 2024, the Company had a related party receivable from LiveOne of none and $0.1 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of June 30, 2024, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $4.3 million, $0.6 million, $0.5 million and $0.5 million for the fiscal year ending March 31, 2025, 2026, 2027 and 2028, respectively.

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

On August 28, 2023, the Company entered into a new two-year employment contract with its President for $0.4 million per year effective January 1, 2023.

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

On February 23, 2023, Cherri Bell filed a complaint in the Superior Court of the State of California, County of Los Angeles against the PodcastOne Sales, LiveOne and Mr. Kit Gray, the Company’s President. The complaint alleges several causes of action allegedly arising out of plaintiff’s employment with PodcastOne Sales, including claims for retaliation in violation of California Labor Code §1102.5, wrongful termination in violation of public policy and intentional infliction of emotional distress. Plaintiff is seeking damages, which shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The defendants have denied plaintiffs’ claims, and the Company believes that the allegations are without merit and that the defendants have strong defenses. The Company intends to vigorously defend all defendants against any liability to the plaintiff. The defendants have also filed a motion to compel arbitration in this matter. As of the date of this filing, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). As of June 30, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of June 30, 2024, LiveXLive PodcastOne, Inc. owned approximately 17.1 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 72% of the Company’s issued and outstanding shares of common stock as of June 30, 2024.

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

Finder's Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcast content creators of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of June 30, 2024, the Company has capitalized $3.3 million of payments made to such third party.

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

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $0.1 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, unrecognized compensation costs for unvested awards to the Company's employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 1.38 years.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the three months ended June 30, 2024:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2024	140,000	1.87
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2024	140,000	1.87
Exercisable as of June 30, 2024	130,000	1.64

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of June 30, 2024 was 7.44 years and 7.48 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at June 30, 2024.

The fair value of stock options outstanding and exercisable at June 30, 2024 was $0.3 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at  June 30, 2023 was $0.7 million and $0.3 million, respectively.

Restricted Stock Units Grants

As of June 30, 2024, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.72 years.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the three months ended June 30, 2024:

Number of
Shares
Outstanding as of March 31, 2024	182,500
Granted	-
Outstanding as of June 30, 2024	182,500

The fair value of restricted stock units that vested during the three months ended June 30, 2024 and 2023 was none and $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the three months ended June 30, 2024:

Number of
Shares
Nonvested as of March 31, 2024	591,560
Granted	-
Vested	(40,625)
Forfeited or expired	(10,500)
Nonvested as of June 30, 2024	540,435

As of June 30, 2024, the Company recognized $0.1 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.0 million, which is expected to be recognized over a weighted-average service period of 0.77 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2024, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Overview

We incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #11 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

After the completion of the spin-out of our Company from LiveOne (the 'Spin-Out'), we became a standalone publicly traded company trading on The NASDAQ Capital Market under the symbol “PODC”. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

We also produce vodcasts (video podcasts), branded podcasts, merchandise and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 5.7+ million monthly unique listeners and 19+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences.

Our operating model is focused on offering white glove service to our shows, talent and advertising clients. With an in-house sales, production, marketing, and tech team, we believe PodcastOne delivers more to clients and talent than any other publisher in the marketplace. This allows us to scale our operations while attracting talent who bring in brand advertisers and revenue. We earn revenue through the sale of embedded host-read ads, dynamic ads (host read and otherwise), segment sponsorships, and programmatic monetization channels. We also provide the opportunity for clients to have 100% share of voice with branded podcast episodes or series as well as live tours, merch and IP ownership for original programming.

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

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $13.2 million and $10.6 million for the three months ended June 30, 2024 and 2023, respectively, representing year-over-year growth of 24%.

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

Recent Developments for the Quarter Ended June 30, 2024

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 182 episodes per week and has generated over 3.6 billion downloads during the year ended March 31, 2024.

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

	Three Months Ended
	June 30,
	2024	2023	YoY Growth
Number of podcast downloads	55,856,000	93,539,000	(40)%

The decrease in the number of podcast downloads is largely due to modified download behavior by Apple iOS 17 as it continues to be adopted by podcast listeners, as well as the departure of non-revenue generating partner networks from our podcast network.

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

We also recognized certain expenses as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our common stock, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. After the listing of our common stock, we continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In addition, as a public company, we continue to incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense and gain/losses on derivatives.

Results of Operations

Three Months Ended June 30, 2024, as compared to Three Months Ended June 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2024	2023

Revenue:	$13,159	$10,637

Operating expenses:
Cost of sales	11,709	8,222
Sales and marketing	847	1,250
Product development	18	27
General and administrative	1,398	920
Amortization of intangible assets	377	25
Impairment of intangible assets	176	-
Total operating expenses	14,525	10,444
Income (loss) from operations	(1,366)	193

Other income (expense):
Interest expense, net	-	(1,593)
Change in fair value of derivatives	-	1,190
Total other income (expense), net	-	(403)

Loss before provision for income taxes	(1,366)	(210)
Provision for income taxes	-	-
Net loss	$(1,366)	$(210)

Net loss per share – basic and diluted	$(0.06)	$(0.01)
Weighted average common shares – basic and diluted	23,712,530	20,000,000

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$37	$36	3%
Sales and marketing	24	22	9%
General and administrative	5	3	67%
Total depreciation expense	$66	$61	8%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$22	$53	(58)%
Sales and marketing	(41)	28	(246)%
General and administrative	413	3	13667%
Total stock-based compensation expense	$394	$84	369%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	89%	77%
Sales and marketing	6%	12%
Product development	0%	0%
General and administrative	11%	9%
Amortization of intangible assets	0%	0%
Impairment of intangible assets	0%	0%
Total operating expenses	110%	98%
Income (loss) from operations	(10)%	2%
Other income (expense), net	0%	(4)%
Loss before income taxes	(10)%	(2)%
Income tax provision	0%	0%
Net loss	(10)%	(2)%

Revenue

Revenue increased $2.5 million, or 24%, to $13.2 million for the three months ended June 30, 2024, as compared to $10.6 million for the months ended June 30, 2023. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $3.5 million, or 42%, to $11.7 million for the three months ended June 30, 2024, as compared to $8.2 million for the months ended June 30, 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Sales and marketing expenses	$847	$1,250	(32)%
Product development	18	27	(33)%
General and administrative	1,398	920	52%
Amortization of intangible assets	377	25	1408%
Impairment of intangible assets	176	-	100%
Total Other Operating Expenses	$2,816	$2,222	27%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.4 million, or 32%, to $0.8 million for the three months ended June 30, 2024, as compared to $1.3 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was reduced.

Product Development

Product development expenses decreased by $9,000, or 33%, to $18,000 for the three months ended June 30, 2024, as compared to $27,000 for the three months ended June 30, 2023, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.5 million, or 52%, to $1.4 million for the three months ended June 30, 2024, as compared to $0.9 million for the three months ended June 30, 2023, as we incurred additional cost for stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million, or 1,408%, to $0.4 million for the three months ended June 30, 2024, as compared to $25,000 during the three months ended June 30, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Impairment of Intangible Assets

Impairment of intangible assets increased $0.2 million, or 100%, to $0.2 million for the three months ended June 30, 2024, as compared to none for the three months ended June 30, 2023, which is attributed to the cancellation of a show acquired previously (see Note 4 – Goodwill and Intangible Assets).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Total other income (expense), net	$-	$(403)	-100%

Total other expense decreased by $0.4 million, or 100%, to none for the three months ended June 30, 2024, as compared to $0.4 million for the three months ended June 30, 2023. The decrease is due to a decrease of $1.2 million of gain attributed to our warrant liability and derivative liability associated with the Bridge Loan (as defined below) and a decrease of $1.6 million in interest expense attributed to our Bridge Loan which was converted in September of 2023.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2024 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2024
Total	$(1,366)	$619	$394	$37	$-	$-	$(316)

Three Months Ended June 30, 2023
Total	$(210)	$86	$84	$-	$403	$-	$363

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2024	2023

Revenue:	$13,159	$10,637
Less:
Cost of sales	(11,709)	(8,222)
Amortization of developed technology	(60)	(58)
Gross Profit	1,390	2,357

Add back amortization of developed technology:	60	58
Contribution Margin	$1,450	$2,415

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

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $0.9 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of June 30, 2024, we had a related party payable balance of $0.2 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. The Bridge Notes bore interest at a rate of 10% per annum payable on maturity. On September 8, 2023, we completed our direct listing on The NASDAQ Capital Market (our spin-out from LiveOne to become a standard publicly trading company) and as a result of the direct listing, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock.

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

As of June 30, 2024, LiveOne’s total outstanding consolidated indebtedness was $8.3 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond August 2025. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $0.9 million as of June 30, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2024 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(480)	$(46)
Net cash used in investing activities	(74)	(48)
Net cash used in financing activities	-	(3,000)
Net change in cash, cash equivalents and restricted cash	$(554)	$(3,094)

Operating Activities

For the three months ended June 30, 2024

Net cash used in our operating activities of $0.5 million for the three months ended June 30, 2024 primarily resulted from our net loss during the period of $1.4 million, which included non-cash charges of $1.1 million largely comprised of depreciation and amortization, stock-based compensation and impairment of intangibles. The remainder of our sources of cash used operating activities of $0.2 million for the three months ended June 30, 2024 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payable.

For the three months ended June 30, 2023

Net cash used in operating activities of $46,000 for the three months ended June 30, 2023 primarily resulted from our net loss during the period of $0.2 million, which included non-cash charges of $0.5 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $3.0 million for the three months ended June 30, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and related party receivables/payables.

Investing Activities

For the three months ended June 30, 2024

Net cash used in investing activities of $74,000 for the three months ended June 30, 2024 was for the purchase of fixed assets.

For the three months ended June 30, 2023

Net cash used in investing activities of $48,000 for the three months ended June 30, 2023 was for the purchase of fixed assets.

Financing Activities

For the three months ended June 30, 2024

No cash was used in or provided by financing activities for the three months ended June 30, 2024

For the three months ended June 30, 2023

Net cash used in financing activities of $0.3 million for the  three months ended June 30, 2023 attributed to repayments on the Bridge Loan.

Debt Covenants

As of June 30, 2024, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the ABL Credit Facility and the Capchase Loan.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our President (Principal Executive Officer) and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, filed with the SEC on July 1, 2024 (the “Annual Report”), our President (Principal Executive Officer) and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024 the Company remediated the material weakness identified in our Annual Report on Form 10-K, filed with the SEC on July 1, 2024. There have been no other changes in our internal control over financial reporting, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the three months ended June 30, 2024, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $14.7 million and $7.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, and cash provided by(used in) operating activities of $2.2 million and $(4.7) million for the fiscal years ended March 31, 2024 and 2023, respectively, and had cash used in operating activities of $0.5 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. We incurred a net loss of $1.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $31.0 million and a working capital of $0.9 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $8.3 million as of June 30, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its ABL Credit Facility and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s ABL Credit Facility and the Capchase Loan contain certain provisions that limit its and our operating activities, including the ABL Credit Facility containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the ABL Credit Facility loan agreement). If an event of default occurs and is continuing, the ABL Credit Facility lender and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne and Slacker entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the ABL Credit Facility and which would then allow Capchase to declare a default under their loan agreement with us, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the ABL Credit Facility lender, Capchase would have the right to declare a default under its loan agreement with LiveOne. As of June 30, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

We may be subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence (“AI”) and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.

Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.

Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. The SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our or our stockholders’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our or our stockholders’ or our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our stockholders and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of stockholders.

Finally, there has been significant evolution and developments in the use of AI technologies. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.

If we do not respond to technological innovations or changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services or developing new technologies. Moreover, if we do not keep pace with the rapid innovations and changes taking place in information technology in our industry, we could be at a competitive disadvantage. Further, the rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Risks Related to Our Company

For the years ended March 31, 2024 and 2023, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weakness in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2024 and 2023, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2024, our management identified a material weaknesses as follows: our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2023, our management identified material weaknesses in the following: our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities; and our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements.

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its ABL Credit Facility at maturity.

At maturity, the entire outstanding principal amount of LiveOne’s senior secured facility, will become due and payable by LiveOne. As of June 30, 2024, $7.0 million of LiveOne’s total indebtedness is due in fiscal 2025.

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

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of June 30, 2024 was $8.3 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements under the ABL Credit Facility also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

During the three months ended June 30, 2024, we issued 143,913 shares of our common stock valued at $0.3 million to various consultants. We valued these shares at prices between $0.96 and $1.98 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2024, we issued 40,625 shares of our common stock valued at $0.1 million to employees. We valued these shares at prices between $0.89 and $1.29 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
April 1, 2024 – April 30, 2024	-	$-	-	1,360,287 shares
May 1, 2024 – May 31, 2024	-	$-	-	1,235,582 shares
June 1, 2024 – June 30, 2024	-	$-	-	1,190,970 shares
Total (April 1, 2024 – June 30, 2024)	-	$-	-	$6,500,000

* Represents LiveOne’s repurchase program pursuant to which LiveOne may repurchase shares of its and/or our common stock.

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

PODCASTONE, INC.

Date: August 13, 2024	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)