Form 10-Q
period 2024-09-30
PodcastOne, Inc.
filed 2024-11-14
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive, Suite 295 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(310) 858-0888

(Registrant’s telephone number, including area code)

269 S. Beverly Dr., Suite #1450

Beverly Hills. CA 90212

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

As of November 12, 2024, there were 24,438,160 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,355	$1,445
Accounts receivable, net	6,324	6,023
Prepaid expense and other current assets	661	1,105
Total Current Assets	8,340	8,573
Property and equipment, net	311	309
Goodwill	12,041	12,041
Intangible assets, net	2,146	3,145
Related party receivable	281	57
Total Assets	$23,119	$24,125

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$6,658	$7,383
Related party payable	936	315
Total Current Liabilities	7,594	7,698
Other long-term liabilities	46	86
Total Liabilities	7,640	7,784

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 24,404,187 and 23,608,049 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	-	-
Additional paid in capital	48,125	45,952
Accumulated deficit	(32,646)	(29,611)
Total stockholders’ equity	15,479	16,341
Total Liabilities and Stockholders’ Equity	$23,119	$24,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue:	$12,154	$10,516	$25,312	$21,153

Operating expenses:
Cost of sales	11,142	9,057	22,851	17,279
Sales and marketing	877	1,451	1,724	2,701
Product development	13	28	31	55
General and administrative	1,452	1,215	2,849	2,135
Impairment of intangible assets	-	-	176	-
Amortization of intangible assets	328	191	705	216
Total operating expenses	13,812	11,942	28,336	22,386
(Loss) income from operations	(1,658)	(1,426)	(3,024)	(1,233)

Other income (expense):
Interest expense, net	-	(654)	-	(2,247)
Change in fair value of bifurcated embedded derivatives	-	(8,793)	-	(7,603)
Total other (expense) income, net	-	(9,447)	-	(9,850)

Loss before provision for income taxes	(1,658)	(10,873)	(3,024)	(11,083)

Provision for income taxes	11	-	11	-
Net loss	$(1,669)	$(10,873)	$(3,035)	$(11,083)

Net loss per share – basic and diluted	$(0.07)	$(0.52)	$(0.13)	$(0.54)
Weighted average common shares – basic and diluted	24,162,612	20,714,161	23,991,772	20,357,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674
Stock-based compensation	-	-	600	-	600
Vested employee restricted stock units	97,085	-	-	-	-
Contribution from parent	424,000	-	736	-	736
Common stock issued for services	91,335	-	138	-	138
Net loss	-	-	-	(1,669)	(1,669)
Balance as of September 30, 2024	24,404,187	$-	$48,125	$(32,646)	$15,479

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993
Stock-based compensation	-	-	842	-	842
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	6,250	-	12	-	12
Common stock issued for purchase of intangibles	208,800	-	917	-	917
Net loss	-	-	-	(10,873)	(10,873)
Balance as of September 30, 2023	23,059,837	$-	$43,245	$(25,962)	$17,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,035)	$(11,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	837	338
Stock-based compensation	1,263	938
Amortization of debt discount	-	1,949
Change in fair value of bifurcated embedded derivatives	-	7,603
Impairment of intangibles	176	-
(Reversal of) Provision for credit losses	(5)	92
Changes in operating assets and liabilities:
Accounts receivable	(296)	(2,909)
Prepaid expenses and other current assets	444	39
Related party receivables/payables	1,305	2,071
Accounts payable and accrued liabilities	(644)	1,287
Other liabilities	-	256
Net cash provided by operating activities	45	581

Cash Flows from Investing Activities:
Purchases of property and equipment	(135)	(116)
Purchases of intangibles	-	(536)
Net cash used in investing activities	(135)	(652)

Cash Flows from Financing Activities:
Payments on bridge loan	-	(3,000)
Net used in financing activities	-	(3,000)

Net change in cash and cash equivalents	(90)	(3,071)
Cash and cash equivalents, beginning of period	1,445	3,562
Cash and cash equivalents, end of period	$1,355	$491

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$910	$-
Accrued expenses written off associated with intangible asset impairment	$118	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2024 and 2023

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three and six months ended September 30, 2024 and 2023. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2024. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the six months ended September 30, 2024 and 2023. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the six months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2024.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $1.4 million as of September 30, 2024). The Company has an accumulated deficit of $32.6 million and working capital of $0.7 million as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2025. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the six months ended September 30, 2024 and 2023, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. Barter revenue for the three months ended September 30, 2024 was $6.0 million and $3.6 million, respectively. Barter revenue for the six months ended September 30, 2024 and 2023 was $12.0 million and $7.7 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the six months ended September 30, 2024 and 2023, respectively.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its one operating segment.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of  September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Total cash and cash equivalents	$1,355	$491

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s the inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its receivables.

The Company’s accounts receivable at September 30, 2024 and March 31, 2024 are as follows (in thousands):

	September 30,	March 31,
	2024	2024
Accounts receivable, gross	$6,396	$6,099
Less: Allowance for credit losses	(72)	(76)
Accounts receivable, net	$6,324	$6,023

Related Party Receivables and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of September 30, 2024 and March 31, 2024, the net (payable) receivable was $(0.7) million and $(0.3) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three and six months ended September 30, 2024 and 2023, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of $0.2 million and none during the six months ended September 30, 2024 and 2023, respectively. No impairment loss was recorded during the three months ended September 30, 2024 and 2023, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at September 30, 2024, and are Level 3 measurements. There have been no transfers between levels.

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

Note 3 — Property and Equipment

The Company’s property and equipment at September 30, 2024 and March 31, 2024 was as follows (in thousands):

	September 30,	March 31,
	2024	2024
Property and equipment, net
Computer, machinery, and software equipment	$130	$127
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	922	792
Total property and equipment	1,157	1,024
Less accumulated depreciation and amortization	(846)	(715)
Total property and equipment, net	$311	$309

Depreciation expense was $0.06 million and $0.07 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $0.1 million and $0.1 million for the six months ended September 30, 2024 and 2023, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2024 (in thousands):

Goodwill
Balance as of March 31, 2024	$12,041
Acquisitions	-
Balance as of September 30, 2024	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,689	$2,124	$1,565
Brand and trade names	1,010	429	581
Total	$4,699	$2,553	$2,146

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$4,082	$1,568	$2,514
Brand and trade names	1,010	379	631
Total	$5,092	$1,947	$3,145

The Company's amortization expense on its finite-lived intangible assets was $0.3 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s amortization expense on its finite-lived intangible assets was $0.7 million and $0.2 million for the six months ended September 30, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.2 million and none for the six months ended September 30, 2024 and 2023, respectively. The impairment for the six months ended September 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025 (remaining six months)	$564
2026	915
2027	338
2028	109
2029	101
Thereafter	119
$2,146

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2024 and March 31, 2024 were as follows (in thousands):

	September 30,	March 31,
	2024	2024
Accounts payable	$785	$1,529
Accrued revenue share	3,451	2,945
Other accrued liabilities	2,422	2,909
	$6,658	$7,383

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

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of September 30, 2024 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total unrealized gain of none and $0.4 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three and six months ended September 30, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations.

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

The fair value of the Redemption Liability at September 30, 2023 was none. The $7.6 million change in the fair value of the Redemption Liability derivative is recorded as a gain and included in other expenses in the accompanying condensed consolidated statements of operations for the six months  September 30, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the six months ended September 30, 2023 was $1.2 million.

Interest expense with respect to the PC1 Bridge Loan for the six months ended September 30, 2023 was $0.3 million. There were no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of September 30, 2024, the Company’s parent, LiveOne, holds approximately 17.5 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, as of September 30, 2024, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three and six months ended September 30, 2024 and 2023, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively. The amount allocated to the Company from LiveOne for the six months ended September 30, 2024 and 2023 was $0.3 million and $0.3 million, respectively.

During the year ended March 31, 2023, the Company entered into a production agreement for a podcast and related show with an affiliate of Mr. Wachsberger, the Company’s director nominee and a director of LiveOne. The Company incurred cost of none and $0.1 million for the six months ended September 30, 2024 and 2023, respectively, attributed to the arrangement.

As of September 30, 2024 and March 31, 2024, the Company had a related party payable owed to LiveOne of $0.9 million and $0.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of September 30, 2024 and March 31, 2024, the Company had a related party receivable from LiveOne of $0.2 million and $0.1 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of September 30, 2024, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $2.6 million, $0.6 million, $0.5 million and $0.5 million for the fiscal year ending March 31, 2025, 2026, 2027 and 2028, respectively.

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

Legal Proceedings

From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. In the opinion of management, after consultation with legal counsel, except as set forth below, such routine claims and lawsuits are not significant and we do not currently expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. Also see Note 13 - Commitments and Contingencies - Legal Proceedings in the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024.

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). As of September 30, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2024 and 2023.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of September 30, 2024, LiveXLive PodcastOne, Inc. owned approximately 17.5 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 72% of the Company’s issued and outstanding shares of common stock as of September 30, 2024.

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

Finder's Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcast content creators of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2024, the Company has capitalized $3.3 million of payments made to such third party.

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

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $0.1 million and $0.1 million during the six months ended September 30, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the six months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, unrecognized compensation costs for unvested awards to the Company's employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 1.32 years.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the six months ended September 30, 2024:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2024	140,000	$1.87
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(15,000)	$4.20
Outstanding as of September 30, 2024	125,000	$1.59
Exercisable as of September 30, 2024	115,000	$1.31

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of September 30, 2024 was 7.29 years and 7.34 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at September 30, 2024.

The fair value of stock options outstanding and exercisable at September 30, 2024 was $0.2 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at  September 30, 2023 was $0.3 million and $0.1 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of September 30, 2024, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.62 years.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the six months ended September 30, 2024:

Number of
Shares
Outstanding as of March 31, 2024	182,500
Granted	50,000
Vested	(69,167)
Outstanding as of September 30, 2024	163,333

The fair value of restricted stock units that vested during the six months ended September 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the six months ended September 30, 2024:

Number of
Shares
Nonvested as of March 31, 2024	591,560
Granted	-
Vested	(137,710)
Forfeited or expired	(13,250)
Nonvested as of September 30, 2024	440,600

As of September 30, 2024, the Company recognized $1.8 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.3 million, which is expected to be recognized over a weighted-average service period of 0.65 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2024, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition or transaction, the timing of the closing of such proposed event will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or our parent's LiveOne, Inc.’s ("LiveOne") current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the podcasting and digital space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of additional indebtedness in the future; LiveOne’s compliance with the covenants in its indebtedness agreements; LiveOne’s ability to extend and/or refinance its indebtedness and/or repay its indebtedness when due;

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

Overview

We incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #12 on the September 2024 list of Top Podcast Publishers by the podcast metric company Podtrac.

After the completion of the spin-out of our Company from LiveOne the ("Spin-Out"), we became a standalone publicly traded company trading on The NASDAQ Capital Market under the symbol “PODC”. We remain a majority owned subsidiary of LiveOne, a Nasdaq listed company. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

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

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $25.3 million and $21.2 million for the six months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 20%.

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

Recent Developments for the Quarter Ended September 30, 2024

As of the date of this Quarterly Report, we have continued to expand our slate of original programming, having acquired exclusive rights to certain podcasts, including ownership and intellectual property and derivative rights to several true crime podcasts for potential television and/or film projects and distribution.

As of the date of this Quarterly Report, we are actively pursuing potential other podcasts, shows and other asset acquisitions consistent with our strategy.

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

	Year Ended			Six Months Ended
	March 31,			September 30,
	2024	2023	YoY Growth	2024	2023	YoY Growth
Number of podcast downloads	368,812,413	617,445,568	(40)%	106,796,000	223,349,413	(52)%

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

Components of Results of Operations

Revenue

We generate revenue primarily from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents our efforts to satisfy the performance obligation. We earn advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

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

Results of Operations

Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2024	2023

Revenue:	$12,154	$10,516

Operating expenses:
Cost of sales	11,142	9,057
Sales and marketing	877	1,451
Product development	13	28
General and administrative	1,452	1,215
Amortization of intangible assets	328	191
Total operating expenses	13,812	11,942
Income (loss) from operations	(1,658)	(1,426)

Other income (expense):
Interest expense, net	-	(654)
Change in fair value of derivatives	-	(8,793)
Total other income (expense), net	-	(9,447)

Loss before provision for income taxes	(1,658)	(10,873)
Provision for income taxes	11	-
Net loss	$(1,669)	$(10,873)

Net loss per share – basic and diluted	$(0.07)	$(0.52)
Weighted average common shares – basic and diluted	24,162,612	20,714,161

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$39	$34	15%
Sales and marketing	22	21	5%
General and administrative	5	7	(29)%
Total depreciation expense	$66	$62	6%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$24	$313	(92)%
Sales and marketing	83	135	(39)%
General and administrative	631	406	55%
Total stock-based compensation expense	$738	$854	(14)%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	92%	86%
Sales and marketing	7%	14%
Product development	0%	0%
General and administrative	12%	12%
Amortization of intangible assets	0%	0%
Impairment of intangible assets	0%	0%
Total operating expenses	114%	114%
Income (loss) from operations	(14)%	(14)%
Other income (expense), net	0%	(90)%
Loss before income taxes	(14)%	(103)%
Income tax provision	0%	0%
Net loss	(14)%	(103)%

Revenue

Revenue increased $1.6 million, or 16%, to $12.2 million for the three months ended September 30, 2024, as compared to $10.5 million for the months ended September 30, 2023. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $2.1 million, or 23%, to $11.1 million for the three months ended September 30, 2024, as compared to $9.1 million for the months ended September 30, 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Sales and marketing expenses	$877	$1,451	(40)%
Product development	13	28	(54)%
General and administrative	1,452	1,215	20%
Amortization of intangible assets	328	191	72%
Total Other Operating Expenses	$2,670	$2,885	(7)%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.6 million, or 40%, to $0.9 million for the three months ended September 30, 2024, as compared to $1.5 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was reduced.

Product Development

Product development expenses decreased by $15,000, or 54%, to $13,000 for the three months ended September 30, 2024, as compared to $28,000 for the three months ended September 30, 2023, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.2 million, or 20%, to $1.4 million for the three months ended September 30, 2024, as compared to $1.2 million for the three months ended September 30, 2023, as we incurred additional cost for stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.1 million, or 72%, to $0.3 million for the three months ended September 30, 2024, as compared to $0.2 million during the three months ended September 30, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Total other income (expense), net	$-	$(9,447)	-100%

Total other expense decreased by $9.4 million, or 100%, to none for the three months ended September 30, 2024, as compared to $9.4 million for the three months ended September 30, 2023. The decrease is due to the $8.8 million change attributed to our warrant liability and derivative liability associated with the Bridge Loan (as defined below) and a decrease of $0.7 million in interest expense attributed to our Bridge Loan which was converted in September 2023.

Six Months Ended September 30, 2024, as compared to Six Months Ended September 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended
	September 30,
	2024	2023

Revenue:	$25,312	$21,153

Operating expenses:
Cost of sales	22,851	17,279
Sales and marketing	1,724	2,701
Product development	31	55
General and administrative	2,849	2,135
Impairment of intangible assets	176
Amortization of intangible assets	705	216
Total operating expenses	28,336	22,386
Income (loss) from operations	(3,024)	(1,233)

Other income (expense):
Interest expense, net	-	(2,247)
Change in fair value of derivatives	-	(7,603)
Total other income (expense), net	-	(9,850)

Loss before provision for income taxes	(3,024)	(11,083)
Provision for income taxes	11	-
Net loss	$(3,035)	$(11,083)

Net loss per share – basic and diluted	$(0.13)	$(0.54)
Weighted average common shares – basic and diluted	23,991,772	20,357,080

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$76	$70	9%
Sales and marketing	46	43	7%
General and administrative	10	10	0%
Total depreciation expense	$132	$123	7%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$46	$366	(87)%
Sales and marketing	42	163	(74)%
General and administrative	1,175	409	187%
Total stock-based compensation expense	$1,263	$938	35%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	90%	82%
Sales and marketing	7%	13%
Product development	0%	0%
General and administrative	11%	10%
Amortization of intangible assets	3%	1%
Total operating expenses	112%	106%
Income (loss) from operations	(12)%	(6)%
Other income (expense), net	0%	(47)%
Loss before income taxes	(12)%	(52)%
Income tax provision	0%	0%
Net loss	(12)%	(52)%

Revenue

Revenue increased $4.2 million, or 20%, to $25.3 million for the six months ended September 30, 2024, as compared to $21.2 million for the six months ended September 30, 2023. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $5.6 million, or 32%, to $22.9 million for the six months ended September 30, 2024, as compared to $17.3 million for the six months ended September 30, 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Sales and marketing expenses	$1,724	$2,701	(36)%
Product development	31	55	(44)%
General and administrative	2,849	2,135	33%
Amortization of intangible assets	705	216	226%
Impairment of intangible assets	176	-	100%
Total Other Operating Expenses	$5,485	$5,107	7%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $1.0 million, or 36%, to $1.7 million for the six months ended September 30, 2024, as compared to $2.7 million for the six months ended September 30, 2023. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was reduced.

Product Development

Product development expenses decreased by $24,000, or 44%, to $31,000 for the six months ended September 30, 2024, as compared to $55,000 for the six months ended September 30, 2023, as no significant projects took place during the period.

General and Administrative

General and administrative expenses increased by $0.7 million, or 33%, to $2.9 million for the six months ended September 30, 2024, as compared to $2.1 million for the six months ended September 30, 2023, as we incurred additional cost for stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.5 million, or 226%, to $0.7 million for the six months ended September 30, 2024, as compared to $0.2 million during the six months ended September 30, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Impairment of Intangible Assets

Impairment of intangible assets increased $0.2 million, or 100%, to $0.2 million for the six months ended September 30, 2024, as compared to none for the six months ended September 30, 2023, which is attributed to the cancellation of a show previously acquired (see Note 4 – Goodwill and Intangible Assets).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Total other income (expense), net	$-	$(9,850)	-100%

Total other expense decreased by $9.9 million, or 100%, to none for the six months ended September 30, 2024, as compared to $9.9 million for the six months ended September 30, 2023. The decrease is due to a decrease of $7.6 million of gain attributed to our warrant liability and derivative liability associated with the Bridge Loan and a decrease of $2.2 million in interest expense attributed to our Bridge Loan which was converted in September of 2023.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2024 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2024
Total	$(1,669)	$394	$861	$-	$-	$11	$(403)

Three Months Ended September 30, 2023
Total	$(10,873)	$253	$854	$413	$9,447	$-	$94

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2024
Total	$(3,035)	$1,013	$1,263	$38	$-	$11	$(710)

Six Months Ended September 30, 2023
Total	$(11,083)	$338	$938	$719	$9,850	$-	$762

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2024	2023

Revenue:	$12,154	$10,516
Less:
Cost of sales	(11,142)	(9,057)
Amortization of developed technology	(61)	(58)
Gross Profit	951	1,401

Add back amortization of developed technology:	61	58
Contribution Margin	$1,012	$1,459

	Six Months Ended
	September 30,
	2024	2023

Revenue:	$25,312	$21,153
Less:
Cost of sales	(22,851)	(17,279)
Amortization of developed technology	(121)	(112)
Gross Profit	2,340	3,762

Add back amortization of developed technology:	121	112
Contribution Margin	$2,461	$3,874

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

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $1.4 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of September 30, 2024, we had a related party payable balance of $0.7 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000.  In November 2024, LiveOne repaid $1.0 million of the principal amount underlying the ABL Credit Facility and accordingly decreased the size of the facility to $6.0 million. As of September 30, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

As of September 30, 2024, LiveOne’s total outstanding consolidated indebtedness was $8.1 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

On October 1, 2024, LiveOne announced an amended relationship with our largest OEM customer. The OEM customer will no longer subsidize our products to some of its customers, however, LiveOne will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of LiveOne’s LiveOne music app. The direct subscription to the LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay LiveOne monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in LiveOne’s relationship with the OEM customer in October 2024 is likely to cause its liquidity and cash flows to fluctuate significantly beyond September 30, 2024, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly beyond September 30, 2024. LiveOne’s liquidity will depend upon its ability to convert as many of the OEM drivers as possible to become direct subscribers of its LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as LiveOne’s ability to enter into new B2B agreements to provide its services that could materially contribute its our liquidity and cash flows, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. In addition, LiveOne’s liquidity will depend on its ability to negotiate with its music labels, publishers and other partners to achieve flexibility in the terms of its license agreements to match our OEM driver conversions, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. Furthermore, LiveOne’s liquidity will be dependent on its ability to extend and/or refinance the terms of its senior secured line of credit and/or its ability to pay any amounts that LiveOne has agreed to pay under the SX Settlement Agreement, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly.

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2025. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $0.7 million as of September 30, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2024 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$45	$581
Net cash used in investing activities	(135)	(652)
Net cash used in financing activities	-	(3,000)
Net change in cash, cash equivalents and restricted cash	$(90)	$(3,071)

Operating Activities

For the six months ended September 30, 2024

Net cash provided by our operating activities of $45,000 for the six months ended September 30, 2024 primarily resulted from our net loss during the period of $3.0 million, which included non-cash charges of $2.3 million largely comprised of depreciation and amortization, stock-based compensation and impairment of intangibles. In addition, $0.8 million of the change for the six months ended September 30, 2024 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

For the six months ended September 30, 2023

Net cash used in operating activities of $0.6 million for the six months ended September 30, 2023 primarily resulted from our net loss during the period of $11.1 million, which included non-cash charges of $10.9 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $0.7 million for the six months ended September 30, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and related party receivables/payables.

Investing Activities

For the six months ended September 30, 2024

Net cash used in investing activities of $0.1 million for the six months ended September 30, 2024 was for the purchase of fixed assets.

For the six months ended September 30, 2023

Net cash used in investing activities of $0.7 million for the six months ended September 30, 2023 was for the purchase of  intangibles of $0.5 million and the purchase of fixed assets of $0.1 million.

Financing Activities

For the six months ended September 30, 2024

No cash was used in or provided by financing activities for the six months ended September 30, 2024

.

For the six months ended September 30, 2023

Net cash used in financing activities of $0.3 million for the  six months ended September 30, 2023 attributed to repayments on the Bridge Loan.

Debt Covenants

As of September 30, 2024, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the ABL Credit Facility and the Capchase Loan.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation in our Annual Report on Form 10-K, filed with the SEC on July 1, 2024 (the “Annual Report”), our President (Principal Executive Officer) and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the six months ended September 30, 2024, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $14.7 million and $7.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, and cash provided by(used in) operating activities of $2.2 million and $(4.7) million for the fiscal years ended March 31, 2024 and 2023, respectively, and had cash provided by operating activities of $0.1 million and $0.6 million for the six months ended September 30, 2024 and 2023, respectively. We incurred a net loss of $3.0 million and $11.1 million for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $32.6 million and a working capital of $0.7 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $7.6 million as of September 30, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its ABL Credit Facility and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s ABL Credit Facility and the Capchase Loan contain certain provisions that limit its and our operating activities, including the ABL Credit Facility containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the ABL Credit Facility loan agreement). If an event of default occurs and is continuing, the ABL Credit Facility lender and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne and Slacker entered into an agreement (the "SX Settlement Agreement") to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of the SX Settlement Agreement, its ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the ABL Credit Facility and which would then allow Capchase to declare a default under their loan agreement with us, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the ABL Credit Facility lender, Capchase would have the right to declare a default under its loan agreement with LiveOne. As of September 30, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

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

Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. The SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

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

Risks Related to Our Company

For the years ended March 31, 2024 and 2023, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weakness in our internal control over financial reporting during such periods. While such weaknesses were subsequently remediated, if we are unable to maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2024 and 2023, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting, which were subsequently remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements.

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its ABL Credit Facility, Capchase Loan and/or SX Settlement Agreement.

At maturity, the entire outstanding principal amount of LiveOne’s senior secured ABL Credit Facility, will become due and payable by LiveOne. As of September 30, 2024, $8.1 million of LiveOne’s total indebtedness is due in fiscal 2025. LiveOne’s failure to repay any outstanding amount of its ABL Credit Facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the ABL Credit Facility or the maximum rate permitted by applicable law until such amount is paid in full and may materially adversely impact our business, operating results and financial condition. In addition, pursuant to the terms of the SX Settlement Agreement, LiveOne and Slacker are required to pay SX the amount of $9,765,396.70 in equal monthly payments, subject to increase in the event LiveOne or Slacker complete certain future financings, with a final payment of $2,189,775.08 on or before February 1, 2025, unless the parties agree to further extend the timing of such payment. If for any reason LiveOne or Slacker fail to comply with the terms of the SX settlement agreement, the final payment will increase by $925,391.40, and SX will have the right to declare a default under the SX Settlement Agreement and at its option require LiveOne and Slacker to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against LiveOne and Slacker, which may materially adversely impact our business, operating results and financial condition. As of September 30, 2024, LiveOne and Slacker owed $4.9 million to SX under the SX Settlement Agreement.

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

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of September 30, 2024 was $8.1 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements under the ABL Credit Facility also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

During the six months ended September 30, 2024, we issued 234,428 shares of our common stock valued at $0.4 million to various consultants. We valued these shares at prices between $0.96 and $2.22 per share, the market price of our common stock on the date of issuance.

During the six months ended September 30, 2024, we issued 137,710 shares of our common stock valued at $0.2 million to employees. We valued these shares at prices between $0.89 and $4.39 per share, the market price of our common stock on the date of issuance.

During the six months ended September 30, 2024, we issued 424,000 shares of our common stock valued at $0.7 million to Live One, Inc. We valued these share prices between $1.50 and $2.00 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
July 1, 2024 – July 31, 2024	69,600	$1.64	-	$605,000
August 1, 2024 – August 31, 2024	86,054	$1.58	-	$469,000
September 1, 2024 – September 30, 2024	-	$-	-	$469,000
Total (July 1, 2024 – September 30, 2024)	155,654	$1.61	-	$6,500,000

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

PODCASTONE, INC.

Date: November 14, 2024	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)