Form 10-Q
period 2024-12-31
PodcastOne, Inc.
filed 2025-02-14
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 10, 2025, there were 24,896,527 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2024	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$572	$1,445
Accounts receivable, net	5,826	6,023
Prepaid expense and other current assets	237	1,105
Total Current Assets	6,635	8,573
Property and equipment, net	269	309
Goodwill	12,041	12,041
Intangible assets, net	1,373	3,145
Related party receivable	315	57
Total Assets	$20,633	$24,125

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$4,826	$7,383
Related party payable	797	315
Total Current Liabilities	5,623	7,698
Other long-term liabilities	-	86
Total Liabilities	5,623	7,784

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 24,846,839 and 23,608,049 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	-	-
Additional paid in capital	49,239	45,952
Accumulated deficit	(34,229)	(29,611)
Total stockholders’ equity	15,010	16,341
Total Liabilities and Stockholders’ Equity	$20,633	$24,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue:	$12,710	$10,442	$38,022	$31,595

Operating expenses:
Cost of sales	11,983	9,387	34,834	26,666
Sales and marketing	894	732	2,618	3,433
Product development	9	15	40	70
General and administrative	1,281	2,601	4,130	4,736
Impairment of intangible assets	-	-	176	-
Amortization of intangible assets	125	307	830	523
Total operating expenses	14,292	13,042	42,628	35,428
(Loss) income from operations	(1,582)	(2,600)	(4,606)	(3,833)

Other income (expense):
Interest expense, net	-	-	-	(2,247)
Change in fair value of bifurcated embedded derivatives	-	-	-	(7,603)
Total other (expense) income, net	-	-	-	(9,850)

Loss before provision for income taxes	(1,582)	(2,600)	(4,606)	(13,683)

Provision for income taxes	1	-	12	-
Net loss	$(1,583)	$(2,600)	$(4,618)	$(13,683)

Net loss per share – basic and diluted	$(0.06)	$(0.11)	$(0.19)	$(0.64)
Weighted average common shares – basic and diluted	24,535,258	23,072,179	24,133,630	21,252,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674
Stock-based compensation	-	-	600	-	600
Vested employee restricted stock units	97,085	-	-	-	-
Contribution from parent	424,000	-	736	-	736
Common stock issued for services	91,335	-	138	-	138
Net loss	-	-	-	(1,669)	(1,669)
Balance as of September 30, 2024	24,404,187	$-	$48,125	$(32,646)	$15,479
Stock-based compensation	-	-	221	-	221
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	341,880	-	800	-	800
Common stock issued for services	60,147	-	93	-	93
Net loss	-	-	-	(1,583)	(1,583)
Balance as of December 31, 2024	24,846,839	$-	$49,239	$(34,229)	$15,010

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(210)	(210)
Balance as of June 30, 2023	20,000,000	$-	$19,869	$(12,876)	$6,993
Stock-based compensation	-	-	842	-	842
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	6,250	-	12	-	12
Common stock issued for purchase of intangibles	208,800	-	917	-	917
Net loss	-	-	-	(10,873)	(10,873)
Balance as of September 30, 2023	23,059,837	$-	$43,245	$(25,962)	$17,283
Stock-based compensation	-	-	1,663	-	1,663
Common stock issued for services	62,312	-	123	-	123
Net loss	-	-	-	(2,600)	(2,600)
Balance as of December 31, 2023	23,122,149	$-	$45,031	$(28,562)	$16,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,618)	$(13,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,025	710
Stock-based compensation	1,972	2,724
Amortization of debt discount	-	1,949
Change in fair value of bifurcated embedded derivatives	-	7,603
Impairment of intangibles	176	-
(Reversal of) Provision for credit losses	(47)	(126)
Changes in operating assets and liabilities:
Accounts receivable	244	(814)
Prepaid expenses and other current assets	869	604
Related party receivables/payables	1,934	1,958
Accounts payable and accrued liabilities	(2,226)	583
Other liabilities	(47)	278
Net cash (used in) provided by operating activities	(718)	1,786

Cash Flows from Investing Activities:
Purchases of property and equipment	(155)	(255)
Purchases of intangibles	-	(688)
Net cash used in investing activities	(155)	(943)

Cash Flows from Financing Activities:
Payments on bridge loan	-	(3,000)
Net used in financing activities	-	(3,000)

Net change in cash and cash equivalents	(873)	(2,157)
Cash and cash equivalents, beginning of period	1,445	3,562
Cash and cash equivalents, end of period	$572	$1,405

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$1,710	$-
Common stock issued in exchange for the purchase of intangibles	$-	$917
Purchase of intangibles accrued for at period end	$-	$1,241
Common stock issued in connection with the conversion of the bridge loan	$-	$10,276
Common stock dividend	$-	$2,213
Warrants classified from liability to equity	$-	$9,116
Derivative exchanged into common stock associated with the bridge loan	$-	$3,254
Accrued expenses written off associated with intangible asset impairment	$578	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2024 and 2023

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three and nine months ended December 31, 2024 and 2023. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2024. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the nine months ended December 31, 2024 and 2023. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the nine months ended December 31, 2024 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2024.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $0.6 million as of December 31, 2024). The Company has an accumulated deficit of $34.2 million and working capital of $1.0 million as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three and nine months ended December 31, 2024 and 2023, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. Barter revenue for the three months ended December 31, 2024 and 2023 was $6.0 million and $3.1 million, respectively. Barter revenue for the nine months ended December 31, 2024 and 2023 was $18.0 million and $10.7 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the nine months ended December 31, 2024 and 2023, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of  December 31, 2024 and 2023 (in thousands):

	December 31,	March 31,
	2024	2024
Total cash and cash equivalents	$572	$1,445

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

The Company’s accounts receivable at December 31, 2024 and March 31, 2024 are as follows (in thousands):

	December 31,	March 31,
	2024	2024
Accounts receivable, gross	$5,927	$6,099
Less: Allowance for credit losses	(101)	(76)
Accounts receivable, net	$5,826	$6,023

Related Party Receivables and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of December 31, 2024 and March 31, 2024, the net (payable) receivable was $(0.5) million and $(0.3) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three and nine months ended December 31, 2024 and 2023, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of $0.2 million and none during the nine months ended December 31, 2024 and 2023, respectively. No impairment loss was recorded during the three months ended December 31, 2024 and 2023, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at December 31, 2024, and are Level 3 measurements. There have been no transfers between levels.

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

Note 3 — Property and Equipment

The Company’s property and equipment at December 31, 2024 and March 31, 2024 was as follows (in thousands):

	December 31,	March 31,
	2024	2024
Property and equipment, net
Computer, machinery, and software equipment	$130	$127
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	941	792
Total property and equipment	1,176	1,024
Less accumulated depreciation and amortization	(907)	(715)
Total property and equipment, net	$269	$309

Depreciation expense was $0.06 million and $0.06 million for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense was $0.2 million and $0.2 million for the nine months ended December 31, 2024 and 2023, respectively.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2024 (in thousands):

Goodwill
Balance as of March 31, 2024	$12,041
Acquisitions	-
Balance as of December 31, 2024	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,412	$817
Brand and trade names	1,010	454	556
Total	$4,239	$2,866	$1,373

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$4,082	$1,568	$2,514
Brand and trade names	1,010	379	631
Total	$5,092	$1,947	$3,145

Finder's Fee Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. During the three months ended December 31, 2024, the Company made an adjustment of $0.5 million to accrued common stock and content creator relationships to account for the settlement of the finder's fee agreement attributed to multiple third-party platforms.

The Company's amortization expense on its finite-lived intangible assets was $0.3 million and $0.1 million for the three months ended December 31, 2024 and 2023, respectively. The Company’s amortization expense on its finite-lived intangible assets was $1.0 million and $0.5 million for the nine months ended December 31, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.2 million and none for the nine months ended December 31, 2024 and 2023, respectively. The impairment for the nine months ended December 31, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025 (remaining three months)	$125
2026	581
2027	338
2028	101
2029	101
Thereafter	127
$1,373

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2024 and March 31, 2024 were as follows (in thousands):

	December 31,	March 31,
	2024	2024
Accounts payable	$963	$1,529
Accrued revenue share	2,503	2,945
Other accrued liabilities	1,360	2,909
	$4,826	$7,383

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

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of December 31, 2024 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total unrealized gain of none and $0.4 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the nine months ended December 31, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations. There was no unrealized gain or loss for warrant liabilities for the three months ended December 31, 2024 and 2023, respectively.

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

The fair value of the Redemption Liability at December 31, 2023 was none. The $7.6 million change in the fair value of the Redemption Liability derivative is recorded as a gain and included in other expenses in the accompanying condensed consolidated statements of operations for the nine months  December 31, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the nine months ended December 31, 2023 was $1.2 million.

Interest expense with respect to the PC1 Bridge Loan for the nine months ended December 31, 2023 was $0.3 million. There were no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of December 31, 2024, the Company’s parent, LiveOne, owns approximately 17.9 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company. In addition, as of December 31, 2024, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three and nine months ended December 31, 2024 and 2023, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended December 31, 2024 and 2023 was $0.3 million and $0.3 million, respectively. The amount allocated to the Company from LiveOne for the nine months ended December 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively.

During the year ended March 31, 2023, the Company entered into a production agreement for a podcast and related show with an affiliate of Mr. Wachsberger, the Company’s director nominee and a director of LiveOne. The Company incurred cost of none and $0.1 million for the nine months ended December 31, 2024 and 2023, respectively, attributed to the arrangement.

As of December 31, 2024 and March 31, 2024, the Company had a related party payable owed to LiveOne of $0.8 million and $0.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of December 31, 2024 and March 31, 2024, the Company had a related party receivable from LiveOne of $0.3 million and $0.1 million, respectively, which primarily consisted of cash allocated to LiveOne.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of December 31, 2024, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.8 million, $1.0 million, $0.7 million and $0.5 million for the fiscal year ending March 31, 2025, 2026, 2027 and 2028, respectively.

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

Legal Proceedings

From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. In the opinion of management, after consultation with legal counsel, except as set forth below, such routine claims and lawsuits are not significant and we do not currently expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. Also see Note 8 - Commitments and Contingencies - Legal Proceedings in the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024.

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $7.0 million (as was subsequently reduced and maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000. On January 28, 2025, LiveOne entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with the senior lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the promissory note underlying the ABL Credit Facility (the “Promissory Note”) to $3,750,000, reflecting LiveOne’s repayment of $3,250,000 of the ABL Credit Facility as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025. Pursuant to the Change in Terms Agreement, dated as of January 28, 2025 (the “2025 Change in Terms Agreement”), entered into between LiveOne and the senior lender in connection with the 2025 Business Loan Agreement, LiveOne agreed to repay the remaining outstanding principal amount of the Promissory Note in 9 equal monthly payments of $400,000 each beginning February 20, 2025, and the final 10th payment of $151,291.67 on November 20, 2025. Pursuant to the 2025 Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum cash deposit with the senior lender is maintained at $5,000,000. The ABL Credit Facility continues to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries, including the Company. In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). During the nine months ended December 31, 2024, LiveOne repaid $2.5 million under the ABL Credit Facility. As of December 31, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2024 and 2023.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of December 31, 2024, LiveOne owned approximately 17.9 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 72% of the Company’s issued and outstanding shares of common stock as of December 31, 2024.

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

Finder's Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcast content creators of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of December 31, 2024, the Company has capitalized $3.2 million of payments made to such third party. During the three months ended December 31, 2024, the Company made an adjustment of $0.5 million to accrued common stock and content creator relationships to account for the settlement of the finder's fee agreement attributed to multiple third-party platforms.

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

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $0.1 million and $0.5 million during the nine months ended December 31, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the nine months ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, unrecognized compensation costs for unvested awards to the Company's employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 1.12 years.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the nine months ended December 31, 2024:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2024	140,000	$1.87
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(15,000)	$4.20
Outstanding as of December 31, 2024	125,000	$1.59
Exercisable as of December 31, 2024	115,000	$1.31

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of December 31, 2024 was 7.04 years and 7.09 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at December 31, 2024.

The fair value of stock options outstanding and exercisable at December 31, 2024 was $0.2 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at  December 31, 2023 was $0.3 million and $0.1 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of December 31, 2024, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 1.58 years.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the nine months ended December 31, 2024:

Number of
Shares
Outstanding as of March 31, 2024	182,500
Granted	50,000
Vested	(100,417)
Outstanding as of December 31, 2024	132,083

The fair value of restricted stock units that vested during the nine months ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the nine months ended December 31, 2024:

Number of
Shares
Nonvested as of March 31, 2024	591,560
Granted	339,467
Vested	(228,335)
Forfeited or expired	(13,250)
Nonvested as of December 31, 2024	689,442

As of December 31, 2024, the Company recognized $2.1 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.8 million, which is expected to be recognized over a weighted-average service period of 0.26 years.

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

Note 11 - Subsequent Events

On January 13, 2025, LiveOne and SX agreed to extend the payment period for the remaining balance due under the settlement agreement entered into by the parties by 24 months to January 2027, with the balance to be repaid in equal monthly payments over such period.

On January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement.

On January 28, 2025, LiveOne entered into the 2025 Business Loan Agreement with the senior lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the Promissory Note to $3,750,000, reflecting LiveOne’s repayment of $3,250,000 of the principal amount of the Promissory Note as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025. Pursuant to the 2025 Change in Terms Agreement entered into in connection with the 2025 Business Loan Agreement, LiveOne agreed to repay the remaining outstanding principal amount of the Promissory Note in 9 equal monthly payments of $400,000 each beginning February 20, 2025, and the final 10th payment of $151,291.67 on November 20, 2025. Pursuant to the 2025 Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum cash deposit with the senior lender is maintained at $5,000,000. The ABL Credit Facility continues to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries, including the Company. Borrowings under the ABL Credit Facility are subject to certain covenants as set forth in the 2025 Business Loan Agreement and bear interest at a rate equal to the “Money Rate” column of The Wall Street Journal (Western Edition) as determined by the Senior Lender plus 2.50%, resulting in the initial rate of 10.00% and provided, that it shall not be less than 7.50%. LiveOne may prepay at any time without penalty all or a portion of the amount owed to the Senior Lender. The 2025 Business Loan Agreement includes customary events of default and various financial and other covenants with which LiveOne must comply in order to maintain borrowing availability, including maintaining required minimum liquidity amount and Borrowing Base capacity. The occurrence of an event of default could result in the acceleration of all obligations of LiveOne to the senior lender with respect to indebtedness, whether under the 2025 Business Loan Agreement or otherwise. Other covenants include, but are not limited to, covenants limiting or restricting LiveOne’s ability to incur indebtedness, incur liens, enter into mergers or consolidations involving debt, dispose of assets, make loans and investments and pay dividends. In connection with the 2025 Business Loan Agreement, the Promissory Note continues in effect except as modified by the 2025 Business Loan Agreement and the 2025 Change in Terms Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2024, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition or transaction, the timing of the closing of such proposed event will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our and/or our parent's LiveOne, Inc.’s ("LiveOne") current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our listeners; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us and/or LiveOne, our and/or LiveOne's respective subsidiaries, and/or our or LiveOne's ability to pay any amounts due in connection with any such legal proceedings, or third parties to whom we and/or LiveOne owes indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the podcasting and digital space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; our incurrence of indebtedness in the future; LiveOne’s compliance with the covenants in its indebtedness agreements; LiveOne’s ability to extend and/or refinance its indebtedness and/or repay its indebtedness when due; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under its announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview

We incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked #8 on the December 2024 list of Top Podcast Publishers by the podcast metric company Podtrac.

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

We also produce vodcasts (video podcasts), branded podcasts, merchandise and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 5.1+ million monthly unique listeners and 16+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences.

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

We have experienced significant growth in recent years driven by increased advertising activity. Our revenue was $38.0 million and $31.6 million for the nine months ended December 31, 2024 and 2023, respectively, representing year-over-year growth of 20%.

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

Recent Developments for the Quarter Ended December 31, 2024

During the quarter ended December 31, 2024, we expanded our programming slate to 194 shows and surpassed 3.8 billion network downloads.

In December 2024, we entered into an agreement with ART19, a subsidiary of Amazon, which is expected to generate revenue exceeding $25 million for our 2025 calendar year.

We were recently ranked #8 on the December 2024 list of Top Podcast Publishers by the podcast metric company Podtrac.

As of the date of this Quarterly Report, we have continued to expand our slate of original programming, having acquired exclusive rights to certain podcasts, including ownership and intellectual property and derivative rights to several true crime podcasts for potential television and/or film projects and distribution.

We are also actively pursuing potential other podcasts, shows and other asset acquisitions consistent with our strategy.

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

	Year Ended			Nine Months Ended
	March 31,			December 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth
Number of podcast downloads	368,812,413	617,445,568	(40)%	155,469,000	309,655,413	(50)%

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

Results of Operations

Three Months Ended December 31, 2024, as compared to Three Months Ended December 31, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	December 31,
	2024	2023

Revenue:	$12,710	$10,442

Operating expenses:
Cost of sales	11,983	9,387
Sales and marketing	894	732
Product development	9	15
General and administrative	1,281	2,601
Amortization of intangible assets	125	307
Total operating expenses	14,292	13,042
Income (loss) from operations	(1,582)	(2,600)

Other income (expense):
Interest expense, net	-	-
Change in fair value of derivatives	-	-
Total other income (expense), net	-	-

Loss before provision for income taxes	(1,582)	(2,600)
Provision for income taxes	1	-
Net loss	$(1,583)	$(2,600)

Net loss per share – basic and diluted	$(0.06)	$(0.11)
Weighted average common shares – basic and diluted	24,535,258	23,072,179

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2024	2023	% Change
Depreciation expense
Cost of sales	$37	$40	(8)%
Sales and marketing	21	15	40%
General and administrative	5	5	0%
Total depreciation expense	$63	$60	5%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$23	$302	(92)%
Sales and marketing	84	98	(14)%
General and administrative	572	1,386	(59)%
Total stock-based compensation expense	$679	$1,786	(62)%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	December 31,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	94%	90%
Sales and marketing	7%	7%
Product development	0%	0%
General and administrative	10%	25%
Amortization of intangible assets	1%	3%
Total operating expenses	112%	125%
Income (loss) from operations	(12)%	(25)%
Other income (expense), net	0%	0%
Loss before income taxes	(12)%	(25)%
Income tax provision	0%	0%
Net loss	(12)%	(25)%

Revenue

Revenue increased $2.3 million, or 22%, to $12.7 million for the three months ended December 31, 2024, as compared to $10.4 million for the months ended December 31, 2023. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $2.6 million, or 28%, to $12.0 million for the three months ended December 31, 2024, as compared to $9.4 million for the months ended December 31, 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023	% Change
Sales and marketing expenses	$894	$732	22%
Product development	9	15	(40)%
General and administrative	1,281	2,601	(51)%
Amortization of intangible assets	125	307	(59)%
Total Other Operating Expenses	$2,309	$3,655	(37)%

Sales and Marketing Expenses

Sales and Marketing expenses increased by $0.2 million, or 22%, to $0.9 million for the three months ended December 31, 2024, as compared to $0.7 million for the three months ended December 31, 2023. The increase was primarily due to an increase in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses decreased by $6,000, or 40%, to $9,000 for the three months ended December 31, 2024, as compared to $15,000 for the three months ended December 31, 2023, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses decreased by $1.3 million, or 51%, to $1.3 million for the three months ended December 31, 2024, as compared to $2.6 million for the three months ended December 31, 2023, as we incurred additional cost for stock-based compensation in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.2 million, or 59%, to $0.1 million for the three months ended December 31, 2024, as compared to $0.3 million during the three months ended December 31, 2023. The decrease can be attributed to the decrease in content related amortization associated with the acquisition of certain podcasts.

Nine Months Ended December 31, 2024, as compared to Nine Months Ended December 31, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended
	December 31,
	2024	2023

Revenue:	$38,022	$31,595

Operating expenses:
Cost of sales	34,834	26,666
Sales and marketing	2,618	3,433
Product development	40	70
General and administrative	4,130	4,736
Impairment of intangible assets	176	-
Amortization of intangible assets	830	523
Total operating expenses	42,628	35,428
Income (loss) from operations	(4,606)	(3,833)

Other income (expense):
Interest expense, net	-	(2,247)
Change in fair value of derivatives	-	(7,603)
Total other income (expense), net	-	(9,850)

Loss before provision for income taxes	(4,606)	(13,683)
Provision for income taxes	12	-
Net loss	$(4,618)	$(13,683)

Net loss per share – basic and diluted	$(0.19)	$(0.64)
Weighted average common shares – basic and diluted	24,133,630	21,252,375

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2024	2023	% Change
Depreciation expense
Cost of sales	$113	$110	3%
Sales and marketing	67	58	16%
General and administrative	15	15	0%
Total depreciation expense	$195	$183	7%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$69	$668	(90)%
Sales and marketing	42	261	(84)%
General and administrative	1,861	1,795	4%
Total stock-based compensation expense	$1,972	$2,724	(28)%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended
	December 31,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	92%	84%
Sales and marketing	7%	11%
Product development	0%	0%
General and administrative	11%	15%
Amortization of intangible assets	2%	2%
Total operating expenses	112%	112%
Income (loss) from operations	(12)%	(12)%
Other income (expense), net	0%	(31)%
Loss before income taxes	(12)%	(43)%
Income tax provision	0%	0%
Net loss	(12)%	(43)%

Revenue

Revenue increased $6.4 million, or 20%, to $38.0 million for the nine months ended December 31, 2024, as compared to $31.6 million for the nine months ended December 31, 2023. The increase in revenue was primarily due to growth in barter revenue and advertising inventory.

Cost of Sales

Cost of sales increased $8.2 million, or 31%, to $34.8 million for the nine months ended December 31, 2024, as compared to $26.7 million for the nine months ended December 31, 2023. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended
	December 31,
	2024	2023	% Change
Sales and marketing expenses	$2,618	$3,433	(24)%
Product development	40	70	(43)%
General and administrative	4,130	4,736	(13)%
Amortization of intangible assets	830	523	59%
Impairment of intangible assets	176	-	100%
Total Other Operating Expenses	$7,794	$8,762	(11)%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.8 million, or 24%, to $2.6 million for the nine months ended December 31, 2024, as compared to $3.4 million for the nine months ended December 31, 2023. The decrease was primarily due to reduced spending on marketing programs.

Product Development

Product development expenses decreased by $30,000, or 43%, to $40,000 for the nine months ended December 31, 2024, as compared to $70,000 for the nine months ended December 31, 2023, as no significant projects took place during the period.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 13%, to $4.1 million for the nine months ended December 31, 2024, as compared to $4.7 million for the nine months ended December 31, 2023, as we incurred additional cost for stock-based compensation in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.3 million, or 59%, to $0.8 million for the nine months ended December 31, 2024, as compared to $0.5 million during the nine months ended December 31, 2023. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Impairment of Intangible Assets

Impairment of intangible assets increased $0.2 million, or 100%, to $0.2 million for the nine months ended December 31, 2024, as compared to none for the nine months ended December 31, 2023, which is attributed to the cancellation of a show previously acquired (see Note 4 – Goodwill and Intangible Assets).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Nine Months Ended
	December 31,
	2024	2023	% Change
Total other income (expense), net	$-	$(9,850)	-100%

Total other expense decreased by $9.9 million, or 100%, to none for the nine months ended December 31, 2024, as compared to $9.9 million for the nine months ended December 31, 2023. The decrease is due to a decrease of $7.6 million of gain attributed to our warrant liability and derivative liability associated with the Bridge Loan and a decrease of $2.2 million in interest expense attributed to our Bridge Loan which was converted in September of 2023.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended December 31, 2024 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended December 31, 2024
Total	$(1,583)	$188	$718	$6	$-	$1	$(670)

Three Months Ended December 31, 2023
Total	$(2,600)	$372	$1,786	$86	$-	$-	$(356)

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Nine Months Ended December 31, 2024
Total	$(4,618)	$1,201	$1,972	$44	$-	$12	$(1,389)

Nine Months Ended December 31, 2023
Total	$(13,683)	$710	$2,724	$804	$9,850	$-	$405

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	December 31,
	2024	2023

Revenue:	$12,710	$10,442
Less:
Cost of sales	(11,983)	(9,387)
Amortization of developed technology	(57)	(58)
Gross Profit	670	997

Add back amortization of developed technology:	57	58
Contribution Margin	$727	$1,055

	Nine Months Ended
	December 31,
	2024	2023

Revenue:	$38,022	$31,595
Less:
Cost of sales	(34,834)	(26,666)
Amortization of developed technology	(178)	(112)
Gross Profit	3,010	4,817

Add back amortization of developed technology:	178	112
Contribution Margin	$3,188	$4,929

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

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $0.6 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of December 31, 2024, we had a related party payable balance of $0.8 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). On September 8, 2023 and effective as of August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000.  On January 28, 2025, LiveOne entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with the senior lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the promissory note underlying the ABL Credit Facility (the “Promissory Note”) to $3,750,000, reflecting LiveOne’s repayment of the ABL Credit Facility as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025. Pursuant to the Change in Terms Agreement, dated as of January 28, 2025 (the “2025 Change in Terms Agreement”), entered into between LiveOne and the senior lender in connection with the 2025 Business Loan Agreement, LiveOne agreed to repay the remaining outstanding principal amount of the Promissory Note in 9 equal monthly payments of $400,000 each beginning February 20, 2025, and the final 10th payment of $151,291.67 on November 20, 2025. Pursuant to the 2025 Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum cash deposit with the senior lender is maintained at $5,000,000. The ABL Credit Facility continues to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries, including the Company. In November and December 2024 and in January 2025, LiveOne repaid a total of $3.25 million of the principal amount underlying the ABL Credit Facility and accordingly decreased the size of the facility to $3.75 million. As of December 31, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

As of December 31, 2024, LiveOne’s total outstanding consolidated indebtedness was $5.2 million, net of fees and discounts, which consisted of ABL Credit Facility and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

On October 1, 2024, LiveOne announced an amended relationship with our largest OEM customer. The OEM customer will no longer subsidize our products to some of its customers, however, LiveOne will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of LiveOne’s LiveOne music app. The direct subscription to the LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay LiveOne monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in LiveOne’s relationship with the OEM customer in October 2024 is likely to cause its liquidity and cash flows to fluctuate significantly beyond December 31, 2024, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly beyond December 31, 2024. LiveOne’s liquidity will depend upon its ability to convert as many of the OEM drivers as possible to become direct subscribers of its LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as LiveOne’s ability to enter into new B2B agreements to provide its services that could materially contribute to our liquidity and cash flows, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. In addition, LiveOne’s liquidity will depend on its ability to negotiate with its music labels, publishers and other partners to achieve flexibility in the terms of its license agreements to match our OEM driver conversions, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. Furthermore, LiveOne’s liquidity will be dependent on its ability to extend and/or refinance the terms of its senior secured line of credit and/or its ability to pay any amounts that LiveOne has agreed to pay under the SX Settlement Agreement, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly.

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond February 2026. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $0.4 million as of December 31, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2024 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(718)	$1,786
Net cash used in investing activities	(155)	(943)
Net cash used in financing activities	-	(3,000)
Net change in cash, cash equivalents and restricted cash	$(873)	$(2,157)

Operating Activities

For the nine months ended December 31, 2024

Net cash used in our operating activities of $0.7 million for the nine months ended December 31, 2024 primarily resulted from our net loss during the period of $4.6 million, which included non-cash charges of $3.1 million largely comprised of depreciation and amortization, stock-based compensation and impairment of intangibles. In addition, $0.8 million of the change for the nine months ended December 31, 2024 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

For the nine months ended December 31, 2023

Net cash provided by operating activities of $1.8 million for the nine months ended December 31, 2023 primarily resulted from our net loss during the period of $13.7 million, which included non-cash charges of $12.9 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives, amortization of debt discount and non-cash interest. The remainder of our sources of cash provided by operating activities of $2.6 million for the nine months ended December 31, 2023 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and deferred revenue.

Investing Activities

For the nine months ended December 31, 2024

Net cash used in investing activities of $0.2 million for the nine months ended December 31, 2024 was for the purchase of fixed assets.

For the nine months ended December 31, 2023

Net cash used in investing activities of $0.9 million for the nine months ended December 31, 2023 was comprised of the costs to purchase capitalized internally developed software costs of $0.3 million and $0.7 million attributed to cash paid for acquired intangibles in the acquisition of certain podcasts during such period.

Financing Activities

For the nine months ended December 31, 2024

No cash was used in or provided by financing activities for the nine months ended December 31, 2024.

For the nine months ended December 31, 2023

Net cash used in financing activities of $3.0 million for the  nine months ended December 31, 2023 attributed to repayments on the Bridge Loan.

Debt Covenants

As of December 31, 2024, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the ABL Credit Facility and the Capchase Loan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the nine months ended December 31, 2024, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $14.7 million and $7.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, and cash provided by (used in) operating activities of $2.2 million and $(4.7) million for the fiscal years ended March 31, 2024 and 2023, respectively, and had cash (used in) provided by operating activities of $(0.7) million and $1.8 million for the nine months ended December 31, 2024 and 2023, respectively. We incurred a net loss of $4.6 million and $13.7 million for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $34.2 million and a working capital of $1.0 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $5.6 million as of December 31, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

If LiveOne does not comply with the provisions of its ABL Credit Facility and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

LiveOne’s ABL Credit Facility and the Capchase Loan contain certain provisions that limit its and our operating activities, including the ABL Credit Facility containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the ABL Credit Facility loan agreement). If an event of default occurs and is continuing, the ABL Credit Facility lender and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, LiveOne and Slacker entered into an agreement (the "SX Settlement Agreement") to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which LiveOne agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event LiveOne obtains additional financing(s), unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. LiveOne’s debt agreements with the ABL Credit Facility lender contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of the SX Settlement Agreement, its ABL Credit Facility lender may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the ABL Credit Facility and which would then allow Capchase to declare a default under their loan agreement with us, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the ABL Credit Facility lender, Capchase would have the right to declare a default under its loan agreement with LiveOne. As of December 31, 2024, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

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

Advancements in AI Technology May Adversely Affect Our Business Model and Competitive Position.

The rapid development and adoption of AI technologies pose risks to our operations, user engagement, and revenue generation. AI tools may enable the creation of high-quality synthetic music that could compete with licensed content from our platform, reducing demand for traditional music streaming services. Additionally, the use of AI by competitors to enhance user personalization, recommend content, or improve discovery may surpass our technological capabilities, potentially diminishing our market share.

Further, our reliance on AI for functions such as recommendation algorithms, fraud detection, and content moderation introduces operational risks. Errors or biases in our AI systems could result in a poor user experience, reduced engagement, or potential reputational harm. If we fail to maintain or advance our AI capabilities or if we are perceived as lagging behind in AI innovation, our business, financial condition, and results of operations could be adversely affected.

Moreover, as regulators worldwide consider new policies regarding AI development, use, and intellectual property rights, our business may face increased compliance costs or limitations on our ability to use AI tools effectively. Such regulations could impact the availability or cost of AI technologies and hinder our ability to innovate, further exacerbating competitive pressures.

Wildfires and Other Natural Disasters in and Around Los Angeles May Disrupt Our Operations and Adversely Impact Our Business.

Our headquarters and a significant portion of our operations are located in Los Angeles, a region prone to wildfires and other natural disasters such as earthquakes and power outages. Wildfires, in particular, pose a material risk to our physical infrastructure, employee safety, and overall business continuity.

In the event of a wildfire, our offices or facilities may suffer physical damage or experience operational interruptions due to evacuations, smoke contamination, or power grid failures. Such disruptions could impede our ability to maintain service availability, impacting user experience and leading to potential revenue loss. Additionally, prolonged wildfires may affect our employees’ ability to work safely, either in-office or remotely, further affecting productivity and operations.

We may also incur significant costs related to disaster recovery efforts, relocation of personnel, or investments in infrastructure to mitigate future risks. While we maintain disaster recovery and business continuity plans, these measures may not fully protect against the adverse effects of natural disasters.

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

At maturity, the outstanding principal amount of LiveOne’s senior secured ABL Credit Facility and Capchase Loan, will become due and payable by LiveOne. As of December 31, 2024, $1.4 million of LiveOne’s total indebtedness is due in fiscal 2025 and $3.7 million thereafter. LiveOne’s failure to repay any outstanding amount of its ABL Credit Facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the ABL Credit Facility or the maximum rate permitted by applicable law until such amount is paid in full and may materially adversely impact our business, operating results and financial condition.

In addition, pursuant to the terms of the SX Settlement Agreement, LiveOne and Slacker was required to pay SX the amount of $9,765,397 in equal monthly payments, subject to increase in the event LiveOne or Slacker complete certain future financings. As of December 31, 2024, LiveOne and Slacker owed $4.1 million to SX under the SX Settlement Agreement. The SX Settlement Agreement, as amended in January 2025, requires LiveOne and Slacker to pay SX the remaining sum on or before February 1, 2027 in 24 equal monthly payments (excluding the January 2024 payment paid by LiveOne and Slacker as of the date of this Quarterly Report). If for any reason LiveOne or Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require LiveOne and/or Slacker to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against LiveOne and Slacker, which may materially adversely impact our business, operating results and financial condition. As of December 31, 2024, LiveOne and Slacker owed $4.9 million to SX under the SX Settlement Agreement.

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

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of December 31, 2024 was $5.2 million, net of fees and discounts. In addition, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount. LiveOne’s existing debt agreements with the senior lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements under the ABL Credit Facility also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

During the nine months ended December 31, 2024, we issued 294,575 shares of our common stock valued at $0.5 million to various consultants. We valued these shares at prices between $0.96 and $2.22 per share, the market price of our common stock on the date of issuance.

During the nine months ended December 31, 2024, we issued 178,335 shares of our common stock valued at $0.3 million to employees. We valued these shares at prices between $0.89 and $4.39 per share, the market price of our common stock on the date of issuance.

During the nine months ended December 31, 2024, we issued 765,880 shares of our common stock valued at $1.5 million to Live One, Inc. We valued these share prices between $1.50 and $2.00 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
October 1, 2024 – October 31, 2024	-	$-	-	$6,500,000
November 1, 2024 – November 30, 2024	-	$-	-	$6,500,000
December 1, 2024 – December 31, 2024	-	$-	-	$6,500,000
Total (October 1, 2024 – December 31, 2024)	-	$-	-	$6,500,000

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

PODCASTONE, INC.

Date: February 14, 2025	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)