Form 10-K
period 2025-03-31
PodcastOne, Inc.
filed 2025-07-02
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr. Suite #1450 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 858-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PODC	The NASDAQ Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2024, was approximately $8.6 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 30, 2025, the registrant had 26,316,972 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

PodcastOne, Inc. (the “Company,” “PodcastOne,” “we,” “us” or “our”) is a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms, including PodcastOne’s website (www.podcastone.com), Apple Podcasts, Spotify, Amazon Music and more. We are a majority owned subsidiary of LiveOne, Inc., a Delaware corporation and a Nasdaq-listed company (“LiveOne”). We have recently been ranked as high as #8 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

On September 8, 2023, we completed our spin-out from LiveOne and our direct listing on The Nasdaq Capital Market (the “Spin-Out”) and our shares of common stock began trading on the Nasdaq under the symbol of “PODC”. On September 21, 2023, we changed our corporate name to “PodcastOne, Inc.” After the completion of the Spin-Out, we became a standalone publicly traded company trading on The Nasdaq Capital Market. We remain a majority owned subsidiary of LiveOne.

We produce vodcasts (video podcasts), branded podcasts, merchandise and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 6.0+ million monthly unique listeners and 17+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences. We intend to continue to acquire multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2025 and 2024, our revenue was $52.1 million and $43.3 million, respectively, representing year-over-year growth of 20%.

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

Podcasts

In the United States, podcasts have historically been and are expected to continue to develop as a high growth segment within the next five years. An estimated 210 million Americans have listened to a podcast at some point in their life, with “superfans” consuming over 11 hours of content per week in 2024. Driven by product innovations and content accessibility, the podcast market represents significant growth and monetization potential in the long term.

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

We are one of the largest independent podcast publishers with deep routed relationships with our creators, advertisers and distribution platforms. With over 6.0M unique downloads a month in the US and 17M global streams and downloads, PodcastOne’s portfolio continues to grow with engaged listeners and top tier talent. As illustrated below, we have been recently ranked as high as #8 on the list of Top Podcast Publishers by the podcast metric company, Podtrac, as a leading podcast publisher.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over approximately 200 exclusive podcast shows that produces over 300 episodes per week and has generated over 204 million downloads during the year ended March 31, 2025.

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

	Year Ended
	March 31,
	2025	2024	YoY Growth
Number of podcast downloads	204,709,000	368,812,413	(44)%

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

Continue to Invest In Our Advertising Business ⸺ We will continue to invest in our advertising products in order to create more value for advertisers and our Ad-Supported Users by enhancing our ability to make advertising content more relevant for our Ad-Supported Users. Our advertising strategy centers on the belief that advertising products that are based in podcasts and are relevant to the Ad-Supported User can enhance Ad-Supported Users’ experiences and provide even greater returns for advertisers. We have introduced a number of new advertising products, including sponsored playlists, a self-serve audio advertising platform, and are testing skippable audio advertising. Offering advertisers additional ways to purchase advertising on a programmatic basis is one example of how we continue to expand our portfolio of advertising products. We also are focused on third party agency relationships and their development of analytics and measurement tools to evaluate, demonstrate, and improve the effectiveness of advertising campaigns on our platform. In April 2025, we entered into a three-year Enterprise Service and Advertising Agreement with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move our existing network programming to the ART19 hosting platform. The agreement is expected to drive additional monetization opportunities across our vast library of popular podcasts.

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

Advertising Solutions for Partners ⸺ Our Ad-Supported Service has grown from $43.3 million in revenue for the year ended March 31, 2024 to $52.1 million in revenue for the year ended March 31, 2025, representing an increase of 20%. $8.2 million or 94% of the increase can be attributed to our single largest customer. As more audio content is created and converting listeners to buyers, brands and advertisers are continuing to shift their marketing spends from traditional mediums to podcasting. A March 2022 survey by Advertiser Perceptions shows that “while 31% of agencies and brands have dedicated podcast ad budgets, more than half (54%) are taking the money out of their overall digital allocation including 49% that said it comes from their digital audio budget line.”

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

Value Propositions

The following elements denote the fundamental values of our PodcastOne community:

Easy audio making for everyone. We were one of the first online audio communities to provide a one-stop destination for creators to produce, edit, host and distribute audio content to consumer’s mobile and desktop devices. This has given us a wealth of experience to develop the turnkey production, sales and marketing services we offer make it possible for our partners to create high-quality, original podcasts. The monthly average number of downloads by our podcasts decreased from approximately 30.7 million in the fiscal year ended March 31, 2024 to approximately 17.1 million in the same period in 2025, driven primarily by Apple iOS 17’s change in download attribution methodology, as well as the departure of non-revenue generating partner networks from our podcast network.

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

“White Glove” Offerings. We differentiate ourselves from our competitors through deeply integrated sales, marketing, production and distribution services offered to creators once onboarded with PodcastOne. Our data driven marketing function range across in network cross promotion, social media best practices, video asset creation and off-network trade opportunities. As a result, we have cultivated a highly engaged listener community across a variety of verticals (True Crime, Sports, TV & Film, etc.). In the quarter ending March 31, 2025, PodcastOne had recorded a total of 17 million average monthly listeners. We prioritize establishing and maintaining an in-depth relationship with our creators so that we are viewed as a trusted and valued partner.

The Podcast Industry Keeps Growing While Radio is Shrinking. For the first time ever, the podcast advertising marketing grew beyond $2.43B in 2024 and are expected to exceed $2.89B in 2025 and reach $5B by 2027. The spoken audio industry has shifted share of voice significantly from 78% radio/13% podcasts/19% other in 2014 to 44% radio/36% podcasts/20% other.

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

Legal Proceedings

Our Company or our parent company, LiveOne, from time to time is subject to various claims, lawsuits and other legal proceedings. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, current reserves could be inadequate and we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, net worth, and cash flows.

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

Property and Equipment

Our principal executive offices are located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210, and our corporate website address is www.podcastone.com. We are under a month-to-month lease for approximately 1,308 square feet of office space.

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

Employees and Human Capital Resources

As of March 31, 2025, we had 40 full-time and no part-time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Corporate Information

We are a Delaware corporation incorporated on February 5, 2014. On July 1, 2020, we were acquired by LiveOne and became its wholly owned subsidiary. On September 8, 2023, we completed our Spin-Out and our shares of common stock began trading on the Nasdaq under the symbol of “PODC”. As a result of the Spin-Out, we became LiveOne’s majority owned subsidiary. On September 21, 2023, we changed our corporate name to “PodcastOne, Inc.” Our principal executive offices are located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210.

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

●

If LiveOne does not comply with the terms of its Debentures (as defined below) and/or the Capchase Loan (as defined below), its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

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

Risks Related to Our Company

●

For the fiscal year ended March 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

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

●	LiveOne may not have the ability to repay the amounts then due under its Debentures at maturity or as otherwise required therein.
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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $6.5 million and $14.7 million for the fiscal years ended March 31, 2025 and 2024, respectively, and cash (used in) provided by operating activities of $(0.2) million and $2.2 million for the fiscal years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $36.1 million and net working capital of $1.5 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity securities (including convertible securities), and after our acquisition by LiveOne on July 1, 2020, through LiveOne’s sale of its and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $6.1 million as of March 31, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale or issuance of our equity securities and cash from operations, and after our acquisition by LiveOne on July 1, 2020, through the sale or issuance of our and/or LiveOne’s equity and/or debt securities (including convertible securities) and cash from operations. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect an increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

If LiveOne does not comply with the terms of its Debentures and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

On May 19, 2025 (the “Closing Date”), we and LiveOne, our parent, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers its additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of May 31, 2025, $0.6 million of the principal amount of the Capchase Loan is due and matures in fiscal 2026 and the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $0.8 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

LiveOne’s Debentures and the Capchase Loan contain certain provisions that limit its and our operating activities, including the Debentures containing a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures). If an event of default occurs and is continuing, the Debentures holders and/or Capchase may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, LiveOne and Slacker settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in monthly payments subject to increase in the event LiveOne or Slacker complete certain future financings, which agreement, as amended in January 2025, requires LiveOne and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 monthly payments, unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the SX Settlement Agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. As of March 31, 2025, LiveOne and Slacker owed $2.6 million to SX under the SX Settlement Agreement. If for any reason LiveOne fails to comply with the terms of the SX Settlement Agreement, the Debentures holders may declare an event of default and at their option may immediately accelerate the Debentures debt and require LiveOne and/or us to repay all outstanding amounts owed under the Debentures and which would then allow Capchase to declare a default under their loan agreement with LiveOne, which would materially adversely impact our business, operating results and financial condition. In the event LiveOne fails to make any payment of any principal of, or interest or premium on, any indebtedness owed to the Debentures holders, Capchase would have the right to declare a default under its loan agreement with LiveOne.

A default under the Debentures could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, LiveOne may not have sufficient funds to repay its Debentures, the Capchase Loan or make cash payments as required by such debt agreements. Furthermore, upon the occurrence and during the continuation of any event of default, the Debentures holders shall have the right to, among other things, take possession of LiveOne’s, our Company’s and LiveOne’s and our respective subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of March 31, 2025, LiveOne was in compliance with all covenants under the Capchase Loan. As of March 31, 2025, LiveOne was not in compliance with all covenants under its former senior secured line of credit. As of May 31, 2025, LiveOne was in compliance with all covenants under the Debentures and Capchase Loan as the senior secured line of credit was paid off in full with the issuance of the Debentures.

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

Our ability to attract and retain users depends upon many additional factors both within and beyond our control. In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our podcasts, compared to those of our competitors;

●	our ability to attract new listeners and YouTube viewers;

●	the timing and market acceptance of our podcasts, platform and services, which includes the PodcastOne distribution network;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our podcasters to provide new content for our network;

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

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	general administration, including legal, accounting, and other expenses;

●	awareness of our reputation and the brand on a global basis; strength relative to our competitors;

●	our ability to cross-promote internally, by leveraging our network of podcasts, and externally, due to our in-depth relationship, with competitors; and

●	utilize talent booking to enable cross platform promotion through guest appearances.

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

We plan to expand into international markets in the 2026 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Company

For the fiscal year ended March 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal year ended March 31, 2024, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were not effective for such period, due to the existence of certain material weaknesses in our internal control over financial reporting, which were subsequently remediated. See Item 9A. Controls and Procedures. In connection with the preparation of our consolidated financial statements for the year ended March 31, 2025, management did not identify any material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the fiscal years ended March 31, 2024, our management identified material weaknesses in the following: our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities; and our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting. For the fiscal year ended March 31, 2024, we failed to remediate all of the material weaknesses identified during the fiscal year ended March 31, 2023 and 2022. Beyond fiscal year ended March 31, 2025, we may not be able to remediate any future material weaknesses.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements. If in the future we identify new material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if and when applicable, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

To address our previously existing material weaknesses, we have added personnel as well as implemented new financial systems and processes. We intend to continue to strengthen our internal control over financial reporting through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. Furthermore, we cannot assure you that the measures we have taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause it to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

In addition to LiveOne’s current outstanding debt and Debentures, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in LiveOne’s and our existing and future debt instruments, some or all of which may be secured debt. The Debentures contains certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consents of our senior lenders or terminate our existing debt agreements. LiveOne’s Debentures also contains certain covenants, including maintaining a minimum amount of cash at all times and are secured by substantially all of LiveOne’s and our Company’s and LiveOne’s and our respective subsidiaries’ assets. Please see more under “Risks Related to Our Relationship with LiveOne and its Indebtedness.”

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

Our success depends, to a large degree, upon certain key members of our management, particularly Kit Gray, our President, Robert Ellin, our Executive Chairman, Ryan Carhart, our Chief Financial Officer, and Sue McNamara, our Chief Revenue Officer. Mr. Gray has extensive knowledge about our business and our operations, and the loss of Mr. Gray, Mr. Ellin, Mr. Carhart or Ms. McNamara or any other key member of our senior management would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for Mr. Gray or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on podcasts and Content Providers, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. For example, please see more under “⸺ If LiveOne does not comply with the terms of its Debentures and/or the Capchase Loan, its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.” Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

We engage a number of consultants to work for us in various aspects of our business. Although we believe that the consultants that we utilize in our business, as is customary to do so in our business, are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of independent contractors. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s recent passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion, and it is possible that other jurisdictions, including New York, may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our consultants are our employees could have a material adverse effect on our business, financial condition and results of operations. In addition to the taxes that we would be required to pay if we were required to remit payroll taxes for our consultants, and the payments that we would be required to make for other employment-related obligations, our operations would be severely disrupted and individual officers or members of our board of directors could be personally liable for certain of any assessments made. A government entity could potentially shut down our operations until such time as the payroll taxes were brought current. Such a shutdown could effectively push us into bankruptcy and an investor could lose all his or her investment in us.

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

We are undergoing growth in our business, including in our employee headcount. A significant portion of our management team has been with us since inception. We expect that significant additional hiring will be necessary to support our strategic plans. This rapid influx of new team members from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire podcast content and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminis

We may be subject to risks associated with artificial intelligence and machine learning technology.

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

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of March 31, 2025 was $3.7 million, net of fees and discounts. In addition, in May 2025, LiveOne borrowed an additional $16.5 million as a result of the issuance of the Debentures. Furthermore, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount, including by issuing the Additional Debentures subject to Conditions. LiveOne’s existing debt agreements with the senior lenders contain certain financial and restrictive covenants that require LiveOne to redeem a portion of the Debentures monthly, limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements related to the Debentures also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We and/or LiveOne may also incur significant additional indebtedness in the future.

LiveOne’s substantial debt combined with its and our other financial obligations and contractual commitments could have other significant adverse consequences, including:

●

requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest on, and principal of (including monthly redemptions thereof), LiveOne’s debt, which will reduce the amounts available to fund our working capital, capital expenditures, product development efforts and other general corporate purposes;

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we qualify as a “controlled company” under listing requirements of The Nasdaq Capital Market. As of March 31, 2025, LiveOne continues to beneficially own a majority of our outstanding common stock and voting power. As a result, we are a “controlled company” under The Nasdaq Capital Market rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements; however, we do not currently intend to rely on such exemptions. Accordingly, we intend for our board of directors to have a majority of independent directors and the compensation committee and nominating committee of our board of directors to be comprised entirely of independent directors, and ensure that the compensation of our executive officers and nominees for directors are determined by or recommended to our board of directors by the independent members of our board of directors. To the extent we rely on one or more of these exemptions, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market.

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

Conflicts of interest may arise between LiveOne and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include the following:

●

Certain of our directors and management may have conflicts of interest. Robert Ellin and our other directors Ramin Arani and Jay Krigsman, serve as both our directors and as directors of LiveOne. Robert Ellin, our Executive Chairman, and Ryan Carhart, our Chief Financial Officer, serve both as our and LiveOne’s senior management. Such directors and officers owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for LiveOne and us.

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

We negotiated agreements with LiveOne related to our separation from LiveOne, including the Separation Agreement and Administrative Services Agreement, while we were still a majority owned subsidiary of LiveOne. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated parties. The terms of such agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between LiveOne and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See “Certain Relationships and Related Party Transactions” for more information.

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

LiveOne beneficially owns a substantial majority of the shares of our outstanding common stock and voting power and will be able to exert significant control over matters subject to stockholder approval. In addition, Robert Ellin, our Executive Chairman, and his affiliates beneficially own approximately 5.0% of shares of LiveOne’s common stock issued and outstanding as of May 31, 2025. Therefore, LiveOne and Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. LiveOne and Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, LiveOne and Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

LiveOne has announced that its senior management and/or board of directors has authorized the repurchase of up to approximately $12.0 million worth of shares of LiveOne’s and/or our outstanding common stock from time to time, subject to a portion of the repurchase program being approved by LiveOne’s board of directors and any other applicable approvals and consents, which LiveOne fully expects to obtain. The timing, price, and quantity of purchases under the program will be at the discretion of LiveOne’s management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by LiveOne’s board of directors at any time. Although LiveOne’s board of directors has authorized a portion of this stock repurchase program, there is no guarantee as to the exact number of shares of our common stock, if any, that will be repurchased by LiveOne, and LiveOne may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

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

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2024, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Our management team, specifically our President and Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see “Part I—Item 1A. Risk Factors,” specifically the risk titled “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products." No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2. Properties

PodcastOne leases its Los Angeles premises located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210 consisting of approximately 1,398 square feet of office and podcast studio space under a lease agreement expiring in June 2026, which we intend to continue as a month to month lease. We believe that this property is in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Number of Holders

As of March 31, 2025, there were 392 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2025

During the fiscal year ended March 31, 2025, we issued an aggregate of 2,408,058 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Year 2025

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
January 1, 2025 – January 31, 2025	-	$-	-	$6,500,000
February 1, 2025 - February 28, 2025	-	$-	-	$6,500,000
March 1, 2025 - March 31, 2025	-	$-	-	$6,500,000
Total (January 1, 2025 – March 31, 2025)	-	$-	-	$6,500,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Annual Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to successfully implement our growth strategy, including relating to our technology platforms and applications; our ability to attract, maintain and increase the number of our listeners; management’s relationships with industry stakeholders; if and when required, our ability to obtain additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our and LiveOne’s ability to consummate any proposed financing, acquisition, merger, distribution or other transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to identify, acquire, secure and develop content; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; LiveOne’s reliance on its largest OEM customer for a substantial percentage of its revenue; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under LiveOne’s announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; LiveOne’s ability to maintain compliance with certain of its financial and other covenants; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; LiveOne’s ability to repay its indebtedness when due; LiveOne’s ability to satisfy the conditions for closing on its announced additional convertible debentures financing; our incurrence of additional indebtedness in the future; uncertain and unfavorable outcomes in legal proceedings and/or our and/or LiveOne’s ability to pay any amounts due in connection with any such legal proceedings; changes in economic conditions; competition; risks and uncertainties applicable to the businesses of our Company, LiveOne and/or LiveOne’s other subsidiaries; and other risks, uncertainties and factors set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2025, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We were incorporated in the State of Delaware on February 5, 2014 and are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), our PodcastOne app, Apple Podcasts, Spotify, Amazon Music and more. We were recently ranked as high as #8 on the list of Top Podcast Publishers by the podcast metric company Podtrac.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2025 and 2024, our revenue was $52.1 million and $43.3 million, respectively, representing year-over-year growth of 20%.

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

We generate revenue by charging CPM based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions we measure does not continue to grow or decreases for any reason, our business will suffer. For example, if digital ad spending remains constant and our advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for us to verify and a corresponding decline in our revenues.

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 275 episodes per week and has generated over 3.6 billion downloads to date.

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

	Year Ended
	March 31,
	2025	2024	YoY Growth
Number of podcast downloads	204,709,000	368,812,413	(44)%

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

Basis of Presentation

Our results of operations and financial position are consolidated with LiveOne’s financial statements and these financial statements have been derived as if we had operated on a standalone basis during the years ended March 31, 2025 and 2024. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect our results of operations, financial position and cash flows had we engaged in such transactions with an unrelated third party during the years ended March 31, 2025 and 2024. Accordingly, our historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future, if and when we contract at arm’s length with unrelated third parties for services they receive from LiveOne.

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

	Year Ended
	March 31,
	2025	2024

Revenue:	$52,119	$43,302

Operating expenses:
Cost of sales	47,394	37,326
Sales and marketing	3,479	4,558
Product development	52	85
General and administrative	6,205	5,448
Impairment of intangible and fixed assets	334	-
Amortization of intangible assets	1,089	896
Total operating expenses	58,553	48,313
Loss from operations	(6,434)	(5,011)

Other income (expense):
Interest expense, net	-	(2,247)
Change in fair value of derivatives	-	(7,603)
Other income	-	184
Total other expense, net	-	(9,666)

Loss before provision for income taxes	(6,434)	(14,677)
Provision for income taxes	24	55
Net loss	$(6,458)	$(14,732)

Net loss per share – basic and diluted	$(0.26)	$(0.68)
Weighted average common shares – basic and diluted	24,381,613	21,767,810

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2025	2024	% Change
Depreciation expense
Cost of sales	$145	$143	1%
Sales and marketing	85	90	(6)%
General and administrative	20	19	5%
Total depreciation expense	$250	$252	(1)%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$93	$655	(86)%
Sales and marketing	31	718	(96)%
Product development	-	12	(100)%
General and administrative	4,091	2,098	95%
Total stock-based compensation expense	$4,215	$3,483	21%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended
	March 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	91%	86%
Sales and marketing	7%	11%
Product development	0%	0%
General and administrative	12%	13%
Impairment of intangible assets	0%	0%
Amortization of intangible assets	2%	2%
Total operating expenses	112%	112%
Income (loss) from operations	(12)%	(12)%
Other income (expense), net	0%	(22)%
Loss before income taxes	(12)%	(34)%
Income tax provision	0%	0%
Net loss	(12)%	(34)%

Revenue

Revenue increased $8.8 million, or 20%, for our fiscal year ended March 31, 2025 ("fiscal 2025") compared to our year ended March 31, 2024 ("fiscal 2024"). The increase in revenue was primarily due to the increase in advertising inventory. $8.2 million or 94% of the increase can be attributed to our single largest customer.

Cost of sales

Cost of sales increased $10.7 million, or 27%, for fiscal 2025 compared to fiscal 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Operating Expenses

	Year Ended
	March 31,
	2025	2024	% Change
Sales and marketing expenses	$3,479	$4,558	(24)%
Product development	52	85	(39)%
General and administrative	6,205	5,448	14%
Impairment of intangible assets	334	-	100%
Amortization of intangible assets	1,089	896	22%
Total Other Operating Expenses	$11,159	$10,987	2%

Sales and Marketing

Sales and marketing expenses decreased $1.1 million, or 24%, for fiscal 2025 compared to fiscal 2024. The decrease was primarily due to less advertising spending as it pertained to marketing our podcast shows.

Product Development

Product development decreased $0.1 million, or 39%, for fiscal 2025 compared to fiscal 2024. The decrease was primarily due to a decrease in project activity.

General and Administrative

General and administrative expenses increased $0.8 million, or 14%, for fiscal 2025 compared to fiscal 2024. The increase was primarily due to an increase in stock-based compensation and our legal and accounting fees.

Impairment of Intangible and Fixed Assets

Impairment of intangible assets increased by $0.3 million, or 100%, for fiscal 2025 compared to fiscal 2024. The increase is attributed to the cancellation of a show previously acquired (see Note 4 – Goodwill and Intangible Assets) in the amount of $.02 million and the remining due to ceasing to use some of the company's internally developed software.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.2 million, or 22%, for fiscal 2025 compared to fiscal 2024. The increase can be attributed to the increase in content related intangibles associated with the acquisition of certain podcasts.

Other Income (Expense), net

	Year Ended
	March 31,
	2025	2024	% Change
Total other income (expense), net	$-	$(9,666)	-100%

Other income (expense), net decreased $9.7 million, or 100%, for fiscal 2025 compared to fiscal 2024. The increase is primarily due to an increase of $7.6 million due to the change in fair value of derivatives. In addition, there was a decrease of $2.2 million in interest expense attributed to the payoff of our Bridge Loan (as defined below), which began in July 2022 and was extinguished in September 2023.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) interest and other collateral/loan-related fees, (f) depreciation and amortization (including goodwill and intangible asset impairment, if any), and (g) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate our performance. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31, 2025 and 2024 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2025
Total	$(6,458)	$1,671	$4,215	$47	$-	$24	$(501)

Year Ended March 31, 2024
Total	$(14,732)	$1,148	$3,483	$881	$9,666	$55	$501

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Year Ended
	March 31,
	2025	2024

Revenue:	$52,119	$43,302
Less:
Cost of sales	(47,394)	(37,326)
Amortization of developed technology	(227)	(228)
Gross Profit	4,498	5,748

Add back amortization of developed technology:	227	228
Contribution Margin	$4,725	$5,976

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. The Company earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions..

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents in the amount of $1.1 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. All of such Bridge Notes were converted into shares of our common stock in connection with the completion of our Direct Listing. As of March 31, 2025, we had a net related party payable balance of $0.2 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

Sources of Liquidity

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. On September 8, 2023, we completed a Qualified Event (as defined in the Bridge Notes) as a result of our direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock at the conversion price of $3.00 per share, and the exercise price of the Bridge Warrants and the Placement Agent Warrants was fixed at $3.00 per share. As a result of the Spin-Out, we issued 3,114,000 warrants to purchase shares of our common stock all of which were issued and outstanding as of March 31, 2025.

In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). On January 28, 2025, LiveOne entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with its then senior lender to update certain terms of its former credit facility (the “ABL Credit Facility”), including to reduce the principal amount outstanding under the promissory note underlying the facility (the “Promissory Note”) to $3,750,000, reflecting LiveOne’s repayment of the ABL Credit Facility as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025.

On May 19, 2025, we and LiveOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers its additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month. In connection with the sale of the Debentures, LiveOne paid off all obligations owing under, and terminated, the 2025 Business Loan Agreement, and all related loan agreements.

As of May 31, 2025, LiveOne’s total outstanding consolidated indebtedness was $17.4 million, net of fees and discounts, which consisted of the Debentures and the Capchase Loan. The ABL Credit Facility documents contain a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require LiveOne to repay all outstanding amounts owed thereunder. For example, if for any reason LiveOne fails to comply with the terms of its settlement agreement with SoundExchange, its senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require LiveOne and/or us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

On October 1, 2024, LiveOne announced an amended relationship with our largest OEM customer. The OEM customer no longer subsidize LiveOne's services to some of its customers, however, LiveOne continues to offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of LiveOne’s LiveOne music app. The direct subscription to the LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay LiveOne monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in LiveOne’s relationship with the OEM customer in October 2024 is likely to cause its liquidity and cash flows to fluctuate significantly beyond March 31, 2025, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly beyond March 31, 2025. LiveOne’s liquidity will depend upon its ability to convert as many of the OEM drivers as possible to become direct subscribers of its LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as LiveOne’s ability to enter into new B2B agreements to provide its services that could materially contribute to our liquidity and cash flows, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. In addition, LiveOne’s liquidity will depend on its ability to negotiate with its music labels, publishers and other partners to achieve flexibility in the terms of its license agreements to match their OEM driver conversions, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. Furthermore, LiveOne’s liquidity will be dependent on its ability to repay the Debentures when due and/or pay any amounts that LiveOne has agreed to pay under the SX Settlement Agreement, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly.

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond June 2026. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

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

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and had working capital of $1.5 million as of March 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2025 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and/or obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent its ability to further develop and execute on our business plan. We may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 6,7, and 8 to our financial statements included elsewhere in this Annual Report).

Sources and Uses of Cash

Cash Flows

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Year Ended
	March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(212)	$2,211
Net cash used in investing activities	(154)	(1,328)
Net cash used in financing activities	-	(3,000)
Net change in cash, cash equivalents and restricted cash	$(366)	$(2,117)

Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the year ended March 31, 2025 of $0.2 million primarily resulted from our net loss during the period of $6.5 million, which included non-cash charges of $4.4 million largely comprised of depreciation and amortization, stock-based compensation, provision for credit losses and impairment of intangibles. The remainder of our sources of cash used in operating activities of $1.8 million for this period was from changes in our working capital, including $2.4 million from timing of intercompany payables/receivables.

Net cash provided by our operating activities for the year ended March 31, 2024 of $2.2 million primarily resulted from our net loss during the period of $14.7 million, which included non-cash charges of $13.8 million largely comprised of depreciation and amortization, stock-based compensation, accretion of debt discount and change in fair value of derivatives. The remainder of our sources of cash used in operating activities of $3.2 million for this period was from changes in our working capital, including $2.0 million from timing of intercompany payables/receivables.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2025 of $0.2 million was principally due to the $0.2 million of cash used for the purchase of property and equipment during such period.

Net cash used in investing activities for the year ended March 31, 2024 of $1.3 million was principally due to the $1.0 million of cash used for the purchase of intangibles and $0.3 million of cash used for the purchase of property and equipment during such period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended March 31, 2025 was none.

Net cash used in financing activities for the year ended March 31, 2024 of $3.0 million was primarily due to the repayment of our PC1 Bridge Loan of $3.0 million.

Debt Covenants

As of March 31, 2025, LiveOne was in compliance with all covenants under the Capchase Loan and the ABL Credit Facility.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

PodcastOne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PodcastOne, Inc. (a subsidiary of LiveOne, Inc.) (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA

July 2, 2025

PCAOB ID No. 324

PODCASTONE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2025	2024

Assets
Current Assets
Cash and cash equivalents	$1,079	$1,445
Accounts receivable, net	6,246	6,023
Prepaid expense and other current assets	230	1,105
Total Current Assets	7,555	8,573
Property and equipment, net	59	309
Goodwill	12,041	12,041
Intangible assets, net	1,186	3,145
Related party receivable	354	57
Total Assets	$21,195	$24,125

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$5,539	$7,383
Related party payable	514	315
Total Current Liabilities	6,053	7,698
Other long-term liabilities	-	86
Total Liabilities	6,053	7,784

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and March 31, 2024, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized as of March 31, 2025 and March 31, 2024, respectively; 26,016,107 and 23,608,049 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	-	-
Additional paid in capital	51,211	45,952
Accumulated deficit	(36,069)	(29,611)
Total stockholders’ equity	15,142	16,341
Total Liabilities and Stockholders’ Equity	$21,195	$24,125

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	March 31,
	2025	2024

Revenue:	$52,119	$43,302

Operating expenses:
Cost of sales	47,394	37,326
Sales and marketing	3,479	4,558
Product development	52	85
General and administrative	6,205	5,448
Impairment of intangible and fixed assets	334	-
Amortization of intangible assets	1,089	896
Total operating expenses	58,553	48,313
Loss from operations	(6,434)	(5,011)

Other income (expense):
Interest expense, net	-	(2,247)
Change in fair value of bifurcated embedded derivatives	-	(7,603)
Other income	-	184
Total other income (expense), net	-	(9,666)

Loss before provision for income taxes	(6,434)	(14,677)

Provision for income taxes	24	55
Net loss	$(6,458)	$(14,732)

Net loss per share – basic and diluted	$(0.26)	$(0.68)
Weighted average common shares – basic and diluted	24,381,613	21,767,810

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	1,940	-	1,940
Vested employee restricted stock units	710,565	-	-	-	-
Common stock issued for services	381,613	-	806	-	806
Contribution from parent	1,315,880	-	2,513	-	2,513
Net loss	-	-	-	(6,458)	(6,458)
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2023	20,000,000	$-	$19,785	$(12,666)	$7,119
Stock-based compensation	-	-	3,030	-	3,030
Vested employee restricted stock units	287,500	-	-	-	-
Common stock warrants reclassed to equity	-	-	9,116	-	9,116
Bridge loan converted into common stock	2,340,707	-	10,276	-	10,276
Common stock dividend	504,080	-	2,213	(2,213)	-
Common stock issued for services	82,629	-	159	-	159
Contribution from parent	159,333	-	294	-	294
Common stock issued for purchase of intangibles	233,800	-	1,079	-	1,079
Net loss	-	-	-	(14,732)	(14,732)
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(6,458)	$(14,732)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,338	1,148
Stock-based compensation	2,747	3,189
Amortization of debt discount	-	1,949
Change in fair value of bifurcated embedded derivatives	-	7,603
Impairment of fixed assets	158	-
Impairment of intangibles	176	-
Provision for credit losses	(4)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(218)	962
Prepaid expenses and other current assets	876	(99)
Related party receivable/payables	2,415	2,032
Accounts payable and accrued liabilities	(1,196)	182
Other liabilities	(46)	86
Net cash (used in) provided by operating activities	(212)	2,211

Cash Flows from Investing Activities:
Purchases of property and equipment	(154)	(318)
Purchase of intangible assets	-	(1,010)
Net cash used in investing activities	(154)	(1,328)

Cash Flows from Financing Activities:
Payments on bridge loan	-	(3,000)
Net cash used in financing activities	-	(3,000)

Net change in cash and cash equivalents	(366)	(2,117)
Cash and cash equivalents, beginning of period	1,445	3,562
Cash and cash equivalents, end of period	$1,079	$1,445

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for the purchase of intangibles	$-	$1,079
Purchase of intangibles accrued for at period end	$-	$1,221
Common stock issued in connection with repayment of intercompany balance	$2,513	$294
Common stock issued in connection with the conversion of the bridge loan	$-	$10,276
Common stock issued in connection with the conversion of accrued interest on the bridge loan	$-	$918
Common stock dividend	$-	$2,213
Warrants classified from liabilities to equity	$-	$9,116
Derivative exchanged into common stock associated with the bridge loan	$-	$3,254
Accrued expenses written off associated with intangible asset impairment	$695	$-

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Notes to the Consolidated Financial Statements

for the Years Ended March 31, 2025 and 2024

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the years ended March 31, 2025 and 2024. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the years ended March 31, 2025 and 2024. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash, cash equivalents amounted to $1.1 million as of March 31, 2025). The Company has an accumulated deficit of $36.1 million and had positive working capital of $1.5 million as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond  June 2026. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company  may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards, convertible debt and debt instruments, fair value derivatives and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the years ended March 31, 2025 and 2024, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. Barter revenue for the years ended March 31, 2025 and 2024 was $25.0 million and $16.7 million, respectively. The Company's barter revenue is attributed to one customer and comprised of 48% and 39% of its revenue for the years ended March 31, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.2 million and $0.2 million for the years ended March 31, 2025 and 2024, respectively.

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

During the year ended March 31, 2024, the Company began to issue equity awards in the form of RSUs directly to its employees under the Company's 2022 Equity Incentive Plan that was approved in  December 2022.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the business of being a leading podcast platform and publisher that makes its content available to audiences via all podcasting distribution platforms.  The Company determined the CODM is its President. The CODM reviews financial information and allocates resources across its one operating segment.

The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets. All of the Company's revenue is attributable to the United States and all of the Company's assets are located in the Unites States.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash and cash equivalents presented in the Company’s consolidated statements of cash flows for the years ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
	2025	2024
Total cash and cash equivalents	$1,079	$1,445

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

The Company’s accounts receivable at March 31, 2025 and 2024 are as follows (in thousands):

	March 31,	March 31,
	2025	2024
Accounts receivable, gross	$6,318	$6,099
Less: Allowance for credit losses	(72)	(76)
Accounts receivable, net	$6,246	$6,023

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of March 31, 2025 and 2024, the net payable from the Company to LiveOne was $0.2 million and $0.3 million, respectively. LiveOne does not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the years ended March 31, 2025 and 2024, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The Company recorded an impairment loss of $0.2 million and none during the years ended March 31, 2025 and 2024, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2025 and are Level 3 measurements. There have been no transfers between levels.

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

Note 3 — Property and Equipment

The Company’s property and equipment at March 31, 2025 and 2024 was as follows (in thousands):

	March 31,	March 31,
	2025	2024
Property and equipment, net
Computer, machinery, and software equipment	$132	$127
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	944	792
Total property and equipment	1,181	1,024
Less accumulated depreciation and amortization	(1,122)	(715)
Total property and equipment, net	$59	$309

Depreciation expense was $0.2 million and $0.2 million for the years ended March 31, 2025 and 2024, respectively. The Company recorded an impairment of $0.2 million and none for the years ended March 31, 2025 and 2024, respectively. The impairment for the year ended March 31, 2025 can be attributed to the Company ceasing to use some of its internally developed software.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the year ended March 31, 2025 (in thousands):

Goodwill
Balance as of March 31, 2024	$12,041
Acquisitions	-
Balance as of March 31, 2025	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,573	$656
Brand and trade names	1,010	480	530
Total	$4,239	$3,053	$1,186

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$4,082	$1,568	$2,514
Brand and trade names	1,010	379	631
Total	$5,092	$1,947	$3,145

The Company’s amortization expense on its finite-lived intangible assets was $1.1 million and $0.9 million for the years ended March 31, 2025 and 2024, respectively.

Finder's Fee Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. During the year ended March 31, 2025, the Company made an adjustment of $0.5 million to accrued common stock and increase the content creator relationships balance to account for the settlement of the finder's fee agreement attributed to multiple third-party platforms.

The Company recorded an impairment charge of $0.2 million and none for the year ended March 31, 2025 and 2024, respectively. The impairment for the year ended March 31, 2025 was the result of the winding down of a podcast show acquired by PodcastOne.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026	$581
2027	338
2028	101
2029	101
2030	65
Thereafter	-
$1,186

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at  March 31, 2025 and 2024 were as follows (in thousands):

	March 31,	March 31,
	2025	2024
Accounts payable	$1,285	$1,529
Accrued revenue share	1,962	2,945
Other accrued liabilities	2,292	2,909
	$5,539	$7,383

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

Warrants

The PC1 Warrants are classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of March 31, 2025 there were 3,114,000 common stock warrants issued and outstanding.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.64
Exercise price	$3.00	$2.64

Total change in fair value of a loss of $6.3 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2024, in the accompanying consolidated statements of operations.

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

The fair value of the Redemption Liability of $1.7 million at July 15, 2022 was recorded as a derivative liability in the consolidated balance sheets. The fair value of the Redemption Liability at March 31, 2024, was none as a result of the PC1 Bridge Loan converting to common stock. The $1.3 million change in the fair value of the Redemption Liability derivative is recorded as an expense and included in other expenses in the accompanying consolidated statements of operations for the year ended March 31, 2024.

The resulting discount from the OID, placement agent fees, PC1 Warrants, and embedded Redemption Liability derivative of $5.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2025 and 2024 was none and $1.6 million, respectively.

Interest expense with respect to the PC1 Bridge Loan for the year ended  March 31, 2025 and 2024 was none and $0.1 million, respectively. There are no covenants associated with the PC1 Notes.

Note 7 — Related Party Transactions

As of March 31, 2025, the Company’s parent, LiveOne, holds approximately 18.4 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company with an exercise price of $3.00 per share. In addition, directors and management affiliated with LiveOne hold approximately 1.8 million shares of the Company's common stock.

During the years ended March 31, 2025 and 2024, the Company was allocated expenses by LiveOne attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the years ended March 31, 2025 and 2024, was $1.0 million and $0.7 million, respectively.

As of March 31, 2025 and 2024, the Company had a related party payable owed to LiveOne of $0.5 million and $0.3 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company (See Note 2 – Summary of Significant Accounting Policies). As of March 31, 2025 and 2024, the Company had a related party receivable from LiveOne of $0.4 million and $0.1 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the year ended March 31, 2025 and 2024, the Company issued 1,315,880 and 159,333 shares of its common stock, respectively, with a fair value of $2.5 million and $0.3 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2025, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.3 million, $0.1 million and $0.1 million for the fiscal year ending March 31, 2026, 2027 and 2028, respectively.

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

On  January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the year ended March 31, 2025 the Company recognized revenue of $0.8 million from the Agreement.

On October 23, 2024, the Company entered into an investor relations consulting agreement with MZHCI, LLC. The contract called for a three month commitment at $9,000 per month then on a month to month basis after January 1, 2025 and terminated effective as of April 2025. The consulting agreement also called for 7,500 shares of the Company's common stock to be issued monthly as long as the Company was a customer of MZHCI, LLC.

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

Parent Company Debt

The senior credit facility held by the Company’s parent, LiveOne, contains provisions that limit the Company’s operating activities, including covenant relating to the requirement to maintain a certain amount cash at LiveOne of $5.0 million (maybe adjusted from time to time). If an event of default occurs and is continuing, the senior lender  may among other things, terminate its obligations thereunder, accelerate its debt and require LiveOne and/or the Company to repay all amounts thereunder. For example, on  October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In  February 2023, the parties settled the dispute. LiveOne’s debt agreements with the provider of its senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option  may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed thereunder. If for any reason LiveOne fails to comply with the terms of its settlement agreement with SX, its senior credit facility provider  may declare an event of default and at its option  may immediately accelerate its debt and require LiveOne and the Company to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact the Company’s business, operating results and financial condition. On  September 8, 2023 and effective as of  August 22, 2023, LiveOne entered into a new Business Loan Agreement with the senior credit facility provider to convert the senior credit facility into an assets backed loan credit facility, which shall continue to be collateralized by a first lien on all of the assets of LiveOne and its subsidiaries (the “ABL Credit Facility”). The Business Loan Agreement provides LiveOne with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the Business Loan Agreement, the requirement that LiveOne and its related entities shall at all times maintain a certain minimum deposit with the senior credit facility provider was reduced from $7,000,000 to $5,000,000.

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

In connection with the issuance of the Debentures (as defined in Note 12 — Subsequent Events), LiveOne repaid the outstanding principal amount of the ABL Credit Facility and terminated such facility and all agreements related to it.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all of the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the years ended March 31, 2025 and 2024, respectively.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of March 31, 2025, LiveOne, Inc. owned approximately 18.4 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 71% of the Company’s issued and outstanding shares of common stock as of such date.

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

Finder's Agreement

In September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcast content creators of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. As of March 31, 2025, the Company has capitalized $3.2 million of payments made to such third party.

LiveOne 2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 5,000,000 shares increasing the total up to 17,600,000 shares, which increase was formally adopted by LiveOne in June 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $1.7 million and $3.5 million during the years ended March 31, 2025 and 2024, respectively. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2025 and 2024, respectively.

LiveOne's Options Grants to the Company’s Employees

Stock option awards are granted with an exercise price equal to the fair market value of LiveOne’s common stock at the date of grant based on the closing market price of its common stock as reported on The Nasdaq Capital Market. The option awards generally vest over two to four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

As of March 31, 2025, unrecognized compensation costs for unvested awards to employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 0.84 years.

The following table provides information about LiveOne’s option grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2025	2024

Number of options granted	15,000	15,000
Weighted-average exercise price per share	$0.81	$1.75
Weighted-average grant date fair value per share	$-	$-

The grant date fair value of each of these option grants to employees was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2025	2024

Expected volatility	84%	84%
Dividend Yield	-%	-%
Risk-free rate	4%	4%
Expected term (in years)	5.88	5.88

The following table summarizes the activity of LiveOne’s options issued to the Company’s employees during the years ended March 31, 2025 and 2024:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of April 1, 2023	240,000	$2.84
Granted	15,000	1.75
Exercised	-	-
Forfeited or expired	(115,000)	3.88
Outstanding as of March 31, 2024	140,000	1.87
Granted	15,000	0.81
Exercised	-	-
Forfeited or expired	(15,000)	4.20
Outstanding as of March 31, 2025	140,000	$1.51
Exercisable as of March 31, 2025	132,500	$1.43

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of  March 31, 2025 was 6.82 years and 6.81 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2025 and 2024, respectively. The intrinsic value of options exercised was none and none, at March 31, 2025 and 2024

The fair value of stock options outstanding and exercisable at March 31, 2025 was $0.2 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2024 was $0.3 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of March 31, 2025, unrecognized compensation costs for unvested LiveOne restricted stock unit awards to the Company's employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 1.39 years.

The following table provides information about LiveOne’s restricted stock units grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2025	2024

Number of units granted	50,000	320,000
Weighted-average grant date fair value per share	$1.10	$1.75

The following table summarizes the activity of LiveOne’s restricted stock units issued to the Company’s employees during the years ended March 31, 2025 and 2024:

Number of
Shares
Outstanding as of April 1, 2023	262,500
Granted	320,000
Vested	(400,000)
Cancelled	-
Outstanding as of March 31, 2024	182,500
Granted	50,000
Vested	(194,167)
Cancelled	-
Outstanding as of March 31, 2025	38,333

The fair value of restricted stock units that vested during the years ended  March 31, 2025 and 2024 was $0.3 million and $0.6 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to employees under the 2022 Plan during the years ended March 31, 2025:

Number of
Shares
Outstanding as of April 1, 2023	-
Granted	879,060
Vested	(287,500)
Forfeited or expired	-
Outstanding as of March 31, 2024	591,560
Granted	485,967
Vested	(795,927)
Forfeited or expired	(49,250)
Nonvested as of March 31, 2025	232,350

During the year ended  March 31, 2025, the Company recognized $2.2 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $0.3 million for the year ended March 31, 2025, which is expected to be recognized over a weighted-average service period of 1.29 years.

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

Note 11 — Income Tax Provision

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Loss before income taxes:
Domestic	$(6,434)	$(14,677)
Foreign	-	-
Total loss before income taxes	$(6,434)	$(14,677)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	24	55
Foreign	-	-
Total Current	24	55

Deferred:
U.S. Federal	(899)	(419)
State	(163)	99
Foreign	1,062	320
Total Deferred	-	-
Total provision for income taxes	$24	$55

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2025	2024

Income taxes computed at Federal statutory rate	$(1,291)	$(3,082)
State tax — net of federal benefit	(174)	79
Nondeductible expenses	-	496
Derivative gain	-	1,597
Federal NOL true-up	31	522
Change in valuation allowance	1,063	321
Stock compensation	181	162
Other	214	(40)
Total provision for income taxes	$24	$55

At March 31, 2025, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $13.0 million and $14.5 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2034. Of the $13.0 million of federal net operating loss carryforwards, $3.5 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period, the remaining $8.8 million can be carried forward indefinitely but is subject to the 80% taxable income limitation.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2025 and 2024, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3,732	$2,941
Reserves and allowances	20	21
Accrued liabilities	151	165
Charitable contribution carryforward	946	660
Gross deferred tax assets	4,849	3,787
Valuation allowance	(4,849)	(3,787)
Net deferred tax liability	$-	$-

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $4.8 million and $3.8 million for the years ended March 31, 2025 and 2024, respectively. The valuation allowance increased by $1.1 million for the year ended March 31, 2025.

Note 12 — Subsequent Events

On May 19, 2025 (the “Closing Date”), LiveOne and the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers LiveOne’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers LiveOne’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Initial Debentures, at any time after May 19, 2026, LiveOne may elect to prepay all, but not less than all, of the then outstanding Initial Debentures for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (the “Prepayment Premium”): (a) if the Initial Debentures are prepaid after May 19, 2026, but on or prior to May 19, 2027, 5% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne); and (c) if the Initial Debentures are prepaid on or after May 19, 2027, but prior to the maturity date of the Initial Debentures, 4% of the entire outstanding principal balance of then outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne). Subject to the satisfaction of certain conditions, LiveOne shall be required to prepay the entire outstanding principal amount of all of then outstanding Initial Debentures in connection with a Change of Control Transaction (as defined in the Initial Debentures) for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures, plus all accrued and unpaid interest thereon, plus the applicable Prepayment Premium based on when such Change of Control Transaction occurs within the period set forth above applicable to such Prepayment Premium; provided, that (x) if a Change of Control Transaction occurs on or prior to May 19, 2026, plus 10% of the entire outstanding principal balance of then outstanding Initial Debentures; (y) if the Specified Carve-Out Transaction (as defined in the Debentures) in consummated, LiveOne shall be required to prepay the Initial Debentures, in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and $7,500,000, in each case, plus the applicable Prepayment Premium, and (z) if a Permitted Disposition (as defined in the Debentures) pursuant to clause (g) of the definition thereof is consummated, LiveOne shall be required to prepay the Initial Debentures in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and 50% of the first $1,000,000 of net proceeds resulting from such Permitted Disposition up to $1,000,000 and 25% of such net proceeds in excess of $1,000,000, in each case, plus the applicable Prepayment Premium.

LiveOne’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of LiveOne’s obligations, LiveOne would be required to pay the applicable prepayment amount described above.

LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its subsidiaries, including the Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, the Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, the Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity.

On June 27, 2025 and effective as of June 1, 2025 (the “Effective Date”), the “Company” entered into a new employment agreement with Kit Gray, the Company’s current President (the “Gray Employment Agreement”). The term of the Gray Employment Agreement is for two years from the Effective Date (the “Term”) at an annual salary of $375,000. Mr. Gray is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of his employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Mr. Gray’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the Gray Employment Agreement, Mr. Gray was granted: (i) 700,000 restricted stock units of the Company, and (ii) 150,000 restricted stock units of LiveOne, Inc., the Company’s parent.

On June 27, 2025 and effective as of the Effective Date, the Company entered into a new employment agreement with Sue McNamara, the Company’s current Chief Revenue Officer (the “McNamara Employment Agreement”). The term of the McNamara Employment Agreement is for two years from the Effective Date at an annual salary of $325,000. Ms. McNamara is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of her employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Ms. McNamara’s “target” performance bonus shall be 100% of her average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted 150,000 Company RSUs and 25,000 restricted stock units of LiveOne, Inc., the Company’s parent.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025 as described in Management’s Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our President and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2025. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2025, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

During the three-month period ended March 31, 2025, no officer or director of our Company adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

On May 19, 2025, LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers LiveOne’s Initial Debentures, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions, LiveOne may sell at its option to the Purchasers LiveOne’s Additional Debentures, in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

LiveOne’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of LiveOne’s obligations, LiveOne would be required to pay the applicable prepayment amount described above. LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of May 19, 2025 (the “Subsidiary Guarantee”), by certain of its subsidiaries, including our Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the May 19, 2025 among LiveOne, our Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, our Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, our Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (our “2025 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of PodcastOne, Inc. (formerly Courtside Group, Inc.) included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2025

●	Consolidated Statements of Operations for the year ended March 31, 2025

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the year ended March 31, 2025

●	Consolidated Statements of Cash Flows for the years ended March 31, 2025

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).
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

4.2*	Description of Securities.
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

10.8	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.9	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement, as amended, filed with the SEC on May 10, 2023).
21.1	List of subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
23.1*	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
24.1*	Powers of attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	PodcastOne Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on July 1, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized

PODCASTONE, INC.

Date: July 2, 2025	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: July 2, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes Robert Ellin and Kit Gray and Ryan Carhart, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Carhart	Chief Financial Officer	July 2, 2025
Ryan Carhart	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert S. Ellin	Executive Chairman and Director	July 2, 2025
Robert Ellin

/s/ James Berk	Director	July 2, 2025
James Berk

/s/ Jay Krigsman	Director	July 2, 2025
Jay Krigsman

/s/ Ramin Arani	Director	July 2, 2025
Ramin Arani

/s/ Patrick Wachsberger	Director	July 2, 2025
Patrick Wachsberger

/s/ Carolyn Blackwood	Director	July 2, 2025
Carolyn Blackwood

/s/ Jon Merriman	Director	July 2, 2025
Jon Merriman