Form 10-Q
period 2025-06-30
PodcastOne, Inc.
filed 2025-08-14
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive Suite 295 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2025, there were 26,412,297 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,870	$1,079
Accounts receivable, net	6,818	6,246
Prepaid expense and other current assets	131	230
Total Current Assets	8,819	7,555
Property and equipment, net	55	59
Goodwill	12,041	12,041
Intangible assets, net	1,061	1,186
Related party receivable	360	354
Total Assets	$22,336	$21,195

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,125	$5,539
Related party payable	495	514
Total Current Liabilities	7,620	6,053
Total Liabilities	7,620	6,053

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 26,316,762 and 26,016,107 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	-	-
Additional paid in capital	51,839	51,211
Accumulated deficit	(37,123)	(36,069)
Total stockholders’ equity	14,716	15,142
Total Liabilities and Stockholders’ Equity	$22,336	$21,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2025	2024

Revenue:	$14,994	$13,159

Operating expenses:
Cost of sales	13,555	11,709
Sales and marketing	879	847
Product development	12	18
General and administrative	1,477	1,398
Amortization of intangible assets	125	377
Impairment of intangible assets	-	176
Total operating expenses	16,048	14,525
Loss from operations	(1,054)	(1,366)

Other income (expense):
Total other (expense) income, net	-	-

Loss before provision for income taxes	(1,054)	(1,366)

Provision for income taxes	-	-
Net loss	$(1,054)	$(1,366)

Net loss per share – basic and diluted	$(0.04)	$(0.06)
Weighted average common shares – basic and diluted	24,133,630	23,712,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142
Stock-based compensation	-	-	66	-	66
Contribution from parent	237,113	-	460	-	460
Common stock issued for services	63,542	-	102	-	102
Net loss	-	-	-	(1,054)	(1,054)
Balance as of June 30, 2025	26,316,762	$-	$51,839	$(37,123)	$14,716

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,054)	$(1,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	241	443
Stock-based compensation	1,465	394
Impairment of intangibles	-	176
(Reversal of) Provision for credit losses	-	(44)
Changes in operating assets and liabilities:
Accounts receivable	(573)	(1,033)
Prepaid expenses and other current assets	99	(77)
Related party receivables/payables	435	(39)
Accounts payable and accrued liabilities	290	1,066
Net cash provided by (used in) operating activities	903	(480)

Cash Flows from Investing Activities:
Purchases of property and equipment	(112)	(74)
Net cash used in investing activities	(112)	(74)

Net change in cash and cash equivalents	791	(554)
Cash and cash equivalents, beginning of period	1,079	1,445
Cash and cash equivalents, end of period	$1,870	$891

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$460	$174
Common stock accrued for at period end	$-	$305
Accrued expenses written off associated with intangible asset impairment	$-	$118

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three months ended June 30, 2025 and 2024. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2025. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the three months ended June 30, 2025 and 2024. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 2, 2025.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $1.9 million as of June 30, 2025). The Company has an accumulated deficit of $37.1 million and working capital of $1.2 million as of June 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The Company's interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s interim audited condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies from those previously disclosed in the consolidated financial statements included in the Annual Report, except as noted below.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three months ended June 30, 2025 and 2024, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. Barter revenue for the three months ended June 30, 2025 and 2024 was $7.0 million and $6.0 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of June 30, 2025 and March 31, 2025 (in thousands):

	June 30,	March 31,
	2025	2025
Total cash and cash equivalents	$1,870	$1,079

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

The Company’s accounts receivable at June 30, 2025 and March 31, 2025 are as follows (in thousands):

	June 30,	March 31,
	2025	2025
Accounts receivable, gross	$6,890	$6,318
Less: Allowance for credit losses	(72)	(72)
Accounts receivable, net	$6,818	$6,246

Related Party Receivables and Payables

LiveOne has historically maintained an intercompany lending relationship with the Company in order to supplement the Company’s working capital needs. As of June 30, 2025 and March 31, 2025, the net (payable) receivable was $(0.1) million and $(0.2) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three months ended June 30, 2025 and 2024, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property and Content Creator Relationships resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Brand and Trade Names (10 years), Customer, and Content Creator (2 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of none and $0.2 million during the three months ended June 30, 2025 and 2024, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis as of  June 30, 2025 and are Level 3 measurements. There have been no transfers between levels.

Concentration of Credit Risk

The Company maintains cash balances at commercial banks. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Recently Adopted Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions The Company adopted ASU 2023-09 on April 1, 2025 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (i) better understand the entity’s performance, (ii) better assess the entity’s prospects for future cash flows, and (iii) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Property and Equipment

The Company’s property and equipment at June 30, 2025 and March 31, 2025 was as follows (in thousands):

	June 30,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$137	$132
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	-	944
Total property and equipment	242	1,181
Less accumulated depreciation and amortization	(187)	(1,122)
Total property and equipment, net	$55	$59

Depreciation expense was $0.025 million and $0.066 million for the three months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025 the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$12,041
Acquisitions	-
Balance as of June 30, 2025	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,673	$556
Brand and trade names	1,010	505	505
Total	$4,239	$3,178	$1,061

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,573	$656
Brand and trade names	1,010	480	530
Total	$4,239	$3,053	$1,186

The Company's amortization expense on its finite-lived intangible assets was $0.1 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an impairment charge of none and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The impairment for the three months ended June 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Fee Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. During the year ended  March 31, 2025, the Company made an adjustment of $0.5 million to accrued common stock and decreased the content creator relationships balance to account for the settlement of the finder's fee agreement attributed to multiple third-party platforms.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining nine months)	$456
2027	338
2028	101
2029	101
2030	65
Thereafter	-
$1,061

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2025 and March 31, 2025 were as follows (in thousands):

	June 30,	March 31,
	2025	2025
Accounts payable	$2,409	$1,285
Accrued revenue share	1,648	1,962
Other accrued liabilities	3,068	2,292
	$7,125	$5,539

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — Related Party Transactions

As of June 30, 2025, the Company’s parent, LiveOne, owns approximately 18.7 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company at an exercise price of $3.00 per share. In addition, as of June 30, 2025, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three months ended June 30, 2025 and 2024, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended June 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively.

As of June 30, 2025 and March 31, 2025, the Company had a related party payable owed to LiveOne of $0.5 million and $0.5 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of June 30, 2025 and March 31, 2025, the Company had a related party receivable from LiveOne of $0.4 million and $0.4 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the three months ended June 30, 2025 and 2024, the Company issued 237,113 and 124,000 shares of its common stock, respectively, with a fair value of $0.5 million and $0.2 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 7 — Commitments and Contingencies

Contractual Obligations

As of June 30, 2025, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.0 million, $0.1 million and $0.1 million for the fiscal years ending March 31, 2026, 2027 and 2028, respectively.

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

On  June 27, 2025 and effective as of  June 1, 2025 (the “Effective Date”), the Company entered into a new employment agreement with Kit Gray, the Company’s current President (the “Gray Employment Agreement”). The term of the Gray Employment Agreement is for two years from the Effective Date at an annual salary of $375,000. Mr. Gray is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of his employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Mr. Gray’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the Gray Employment Agreement, Mr. Gray was granted: (i) 700,000 restricted stock units of the Company, and (ii) 150,000 restricted stock units of LiveOne, the Company’s parent.

On  June 27, 2025 and effective as of the Effective Date, the Company entered into a new employment agreement with Sue McNamara, the Company’s current Chief Revenue Officer (the “McNamara Employment Agreement”). The term of the McNamara Employment Agreement is for two years from the Effective Date at an annual salary of $325,000. Ms. McNamara is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of her employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Ms. McNamara’s “target” performance bonus shall be 100% of her average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted 150,000 Company RSUs and 25,000 restricted stock units of LiveOne, the Company’s parent.

On   January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the three months ended June 30, 2025 and 2024 the Company recognized revenue of $1.4 million and none, respectively, from the Agreement.

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

Parent Company Debt

The May 19, 2025 (the “Closing Date”), LiveOne and the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers LiveOne’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne  may sell at its option to the Purchasers LiveOne’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne  may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

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

LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its subsidiaries, including the Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, the Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, the Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity. As of June 30, 2025, LiveOne was in compliance with its debt covenants associated with the Initial Debentures.

Note 8 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three months ended June 30, 2025 and 2024.

Note 9 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of June 30, 2025, LiveOne owned approximately 18.7 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 71% of the Company’s issued and outstanding shares of common stock as of June 30, 2025.

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

On September 8, 2023, the Company completed the Spin-Out and converted the outstanding PC1 Bridge Loan into 2,340,707 shares of common stock based on a fair value of $4.39 per share, which was the closing price of the stock on the date of conversion. The book value of the PC1 Bridge Loan and the bifurcated embedded derivative were converted into additional paid in capital, which equaled the fair value of the 2,340,707 shares issued for the conversion of the PC1 Bridge Loan. As a result of the completion of the Spin-Out and the Company's shares of common stock becoming publicly traded, the Company reclassified its warrant liability to equity as a result of the strike price and number of warrants becoming fixed at $3.00 per share, which resulted in a $9.1 million increase to additional paid in capital. In addition, the Company's derivative liability was written to zero as the redemption feature was unexercised.

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

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, unrecognized compensation costs for unvested awards to the Company's employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 0.10 years.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the three months ended June 30, 2025:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2025	140,000	$1.51
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(3,750)	$5.06
Outstanding as of June 30, 2025	136,250	$1.41
Exercisable as of June 30, 2025	136,250	$1.41

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of June 30, 2025 was 6.09 years and 6.09 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at June 30, 2025.

The fair value of stock options outstanding and exercisable at June 30, 2025 was $0.2 million and $0.2 million, respectively. The fair value of stock options outstanding and exercisable at  June 30, 2024 was $0.2 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of June 30, 2025, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the three months ended June 30, 2025:

Number of
Shares
Outstanding as of March 31, 2025	38,333
Granted	-
Vested	(25,000)
Forfeited	(13,333)
Outstanding as of June 30, 2025	-

The fair value of restricted stock units that vested during the three months ended June 30, 2025 and 2024 was none and less than $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the three months ended June 30, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	-
Vested	(2,500)
Forfeited or expired	(73,500)
Nonvested as of June 30, 2025	156,350

As of June 30, 2025, the Company recognized $2.1 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.8 million, which is expected to be recognized over a weighted-average service period of 0.78 years.

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

Note 10 - Subsequent Events

LiveOne Equity Offering

On July 15, 2025, LiveOne entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which LiveOne will issue and sell to the Underwriter 13,608,334 shares (the “Shares”) of LiveOne’s common stock, $0.001 par value per share (the “common stock”), at an offering price of $0.75 per Share and which includes the grant to the Underwriter of an option for the issuance and sales of up to 1,775,000 additional Shares (the “Option”) to be sold by LiveOne (the “Offering”). The aggregate gross proceeds to the Company from the Offering will be approximately $9.5 million (including the exercise of the Underwriter’s Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company has also agreed to issue the Underwriter’s common stock purchase warrants to purchase up to 4% of the securities sold in the Offering at an exercise price of $0.9375. On July 16, 2025, the Underwriter exercised the Option. The Offering, including the Option, closed on July 17, 2025.

LiveOne expects to use the net proceeds from the Offering to fund the acquisition of cryptocurrencies, the development and implementation of a cryptocurrency treasury strategy and for working capital and general corporate purposes.

LiveOne Debentures Amendment

On  August 5, 2025, LiveOne amended certain defined terms contained in the Initial Debentures issued to certain Purchasers on May 19, 2025, to provide that LiveOne and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by LiveOne from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that LiveOne  may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable LiveOne to pursue its recently announced crypto asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers will have a security interest in any purchased Crypto.

LiveOne Preferred Stock Exchange

On  July 15, 2025, LiveOne entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, LiveOne’s Chief Executive Officer, Chairman, director and principal stockholder of LiveOne and Executive Chairman of our Company (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of LiveOne’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 3,000,000 shares of LiveOne’s common stock, at a price of $1.50 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 1,500,000 shares of LiveOne’s common stock at the same price, and (ii) the Harvest Funds and Trinad Capital received 3,000,000 and 1,500,000 three-year warrants to purchase LiveOne’s common stock exercisable at a price of $0.01 per share.

The Company further agreed, on or prior to the date that is 45 days after the Effective Date, to prepare and file with the SEC a Registration Statement on Form S-3 (or such other form as applicable) covering the resale under the Securities Act of the Shares, the Warrants and the Warrant Shares. The Company agreed to use its commercially reasonable best efforts to cause such registration statement to be declared effective promptly thereafter on or before 45 days after the filing of such registration statement (or if the SEC issues any comments with respect to such registration statement, on or before 90 days after the filing of such registration statement). Upon effectiveness of such Registration Statement, the Company agreed to use its reasonable best efforts to keep the Registration Statement effective with the SEC for a period equal to three years from the Effective Date for the Warrants, and with respect to the Warrant Shares, so long as any Warrants are outstanding, and to supplement, amend and/or re-file such Registration Statement to comply with such effectiveness requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to successfully implement our growth strategy, including relating to our technology platforms and applications; our ability to attract, maintain and increase the number of our listeners; management’s relationships with industry stakeholders; if and when required, our ability to obtain additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our and/or LiveOne’s ability to consummate any proposed financing, acquisition, merger, distribution or other transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to identify, acquire, secure and develop content; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; LiveOne’s reliance on its largest OEM customer for a substantial percentage of its revenue; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under LiveOne’s announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; LiveOne’s ability to maintain compliance with certain of its financial and other covenants; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; LiveOne’s ability to repay its indebtedness when due; LiveOne’s ability to satisfy the conditions for closing on its announced additional convertible debentures financing; the uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us and/or LiveOne, our and/or LiveOne's respective subsidiaries, and/or our or LiveOne's ability to pay any amounts due in connection with any such legal proceedings, or third parties to whom we and/or LiveOne owes indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the podcasting and digital space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies;  LiveOne’s ability to implement its recently announced crypto treasury strategy and/or purchase crypto assets from time to time pursuant to such strategy, including for up to the maximum announced amount; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A and in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2025. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of new information, future events or developments or otherwise.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the three months ended June 30, 2025 and 2024, our revenue was $15.0 million and $13.2 million, respectively, representing year-over-year growth of 14%.

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

Recent Developments for the Quarter Ended June 30, 2025

During the quarter ended June 30, 2025, we expanded our programming slate to 194 shows and surpassed 3.8 billion network downloads.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 275 episodes per week and has generated over 3.6 billion downloads during the year ended March 31, 2025.

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

	Year Ended			Three Months Ended
	March 31,			June 30,
	2025	2024	YoY Growth	2025	2024	YoY Growth
Number of podcast downloads	204,709,000	368,812,413	(44)%	51,423,500	55,856,000	(8)%

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

Results of Operations

Three Months Ended June 30, 2025, as compared to Three Months Ended June 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2025	2024

Revenue:	$14,994	$13,159

Operating expenses:
Cost of sales	13,555	11,709
Sales and marketing	879	847
Product development	12	18
General and administrative	1,477	1,398
Amortization of intangible assets	125	377
Impairment of intangible assets	-	176
Total operating expenses	16,048	14,525
Income (loss) from operations	(1,054)	(1,366)

Other income (expense):
Total other income (expense), net	-	-

Loss before provision for income taxes	(1,054)	(1,366)
Provision for income taxes	-	-
Net loss	$(1,054)	$(1,366)

Net loss per share – basic and diluted	$(0.04)	$(0.06)
Weighted average common shares – basic and diluted	24,133,630	23,712,530

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$23	$37	(38)%
Sales and marketing	13	24	(46)%
General and administrative	(11)	5	(320)%
Total depreciation expense	$25	$66	(62)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$920	$22	4082%
Sales and marketing	4	(41)	(110)%
General and administrative	541	413	31%
Total stock-based compensation expense	$1,465	$394	272%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	90%	89%
Sales and marketing	6%	6%
Product development	0%	0%
General and administrative	10%	11%
Amortization of intangible assets	0%	0%
Impairment of intangible assets	0%	0%
Total operating expenses	107%	110%
Income (loss) from operations	(7)%	(10)%
Other income (expense), net	0%	0%
Loss before income taxes	(7)%	(10)%
Income tax provision	0%	0%
Net loss	(7)%	(10)%

Revenue

Revenue increased $1.8 million, or 14%, to $15.0 million for the three months ended June 30, 2025, as compared to $13.2 million for the months ended June 30, 2024. The increase in revenue was primarily due to growth in barter revenue of $1.0 million and advertising inventory.

Cost of Sales

Cost of sales increased $1.8 million, or 16%, to $13.6 million for the three months ended June 30, 2025, as compared to $11.7 million for the months ended June 30, 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Sales and marketing expenses	$879	$847	4%
Product development	12	18	(33)%
General and administrative	1,477	1,398	6%
Amortization of intangible assets	125	377	(67)%
Impairment of intangible assets	-	176	(100)%
Total Other Operating Expenses	$2,493	$2,816	(11)%

Sales and Marketing Expenses

Sales and Marketing expenses increased by $0.1 million, or 4%, to $0.9 million for the three months ended June 30, 2025, as compared to $0.8 million for the three months ended June 30, 2024. The increase was primarily due to an increase in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses decreased by $6,000, or 33%, to $12,000 for the three months ended June 30, 2025, as compared to $18,000 for the three months ended June 30, 2024, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.1 million, or 6%, to $1.5 million for the three months ended June 30, 2025, as compared to $1.4 million for the three months ended June 30, 2024, as we incurred additional cost for professional services and payroll in the current year which was offset by a decrease in stock compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.3 million, or 67%, to $0.1 million for the three months ended June 30, 2025, as compared to $0.4 million during the three months ended June 30, 2024. The decrease can be attributed to the decrease in content related amortization associated with the write-off of certain podcasts in Q4 of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets decreased $0.2 million, or 100%, to none for the three months ended June 30, 2025, as compared to $0.2 million for the three months ended June 30, 2024, which is attributed to the cancellation of a show acquired previously acquired (see Note 4 – Goodwill and Intangible Assets).

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

Contribution Margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales before share-based compensation, depreciation and amortization of developed technology.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2025 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2025
Total	$(1,054)	$152	$1,465	$17	$-	$-	$580

Three Months Ended June 30, 2024
Total	$(1,366)	$619	$394	$37	$-	$-	$(316)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2025	2024

Revenue:	$14,994	$13,159
Less:
Cost of sales	(13,555)	(11,709)
Amortization of developed technology	(31)	(60)
Gross Profit	1,408	1,390

Add backs:
Share-based compensation	932	22
Depreciation	23	37
Amortization of developed technology	31	60
Contribution Margin	$2,394	$1,509

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

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents in the amount of $1.9 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of June 30, 2025, we had a related party payable balance of $0.1 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

On May 19, 2025 (the “Closing Date”), LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers its Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at its option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Initial Debentures, at any time after May 19, 2026, LiveOne may elect to prepay all, but not less than all, of the then outstanding Initial Debentures for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (the “Prepayment Premium”): (a) if the Initial Debentures are prepaid after May 19, 2026, but on or prior to May 19, 2027, 5% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne); and (c) if the Initial Debentures are prepaid on or after May 19, 2027, but prior to the maturity date of the Initial Debentures, 4% of the entire outstanding principal balance of then outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne). Subject to the satisfaction of certain conditions, LiveOne shall be required to prepay the entire outstanding principal amount of all of then outstanding Initial Debentures in connection with a Change of Control Transaction (as defined in the Initial Debentures) for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures, plus all accrued and unpaid interest thereon, plus the applicable Prepayment Premium based on when such Change of Control Transaction occurs within the period set forth above applicable to such Prepayment Premium; provided, that (x) if a Change of Control Transaction occurs on or prior to May 19, 2026, plus 10% of the entire outstanding principal balance of then outstanding Initial Debentures; (y) if the Specified Carve-Out Transaction (as defined in the Debentures) in consummated, the Company shall be required to prepay the Initial Debentures, in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and $7,500,000, in each case, plus the applicable Prepayment Premium, and (z) if a Permitted Disposition (as defined in the Debentures) pursuant to clause (g) of the definition thereof is consummated, LiveOne shall be required to prepay the Initial Debentures in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and 50% of the first $1,000,000 of net proceeds resulting from such Permitted Disposition up to $1,000,000 and 25% of such net proceeds in excess of $1,000,000, in each case, plus the applicable Prepayment Premium. LiveOne’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of our obligations, we would be required to pay the applicable prepayment amount described above.

LiveOne’s obligations under the Debentures have been guaranteed under a Subsidiary Guarantee, dated as of the Closing Date, by certain of its wholly owned subsidiaries, including our Company (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s and the Guarantors’ assets, including our assets, subject to certain exceptions.

In connection with the issuance of the Initial Debentures, LiveOne paid off all obligations owed under, and terminated, the ABL Credit Facility and all related loan agreements. As of June 30, 2025, LiveOne was in compliance with all covenants under the Capchase Loan and the Initial Debentures.

On July 15, 2025, LiveOne entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which LiveOne will issue and sell to the Underwriter 13,608,334 shares (the “Shares”) of LiveOne’s common stock at an offering price of $0.75 per Share and which includes the grant to the Underwriter of an option for the issuance and sales of up to 1,775,000 additional Shares (the “Option”) to be sold by LiveOne (the “Offering”). The aggregate gross proceeds to the Company from the Offering will be approximately $9.5 million (including the exercise of the Underwriter’s Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company has also agreed to issue the Underwriter’s common stock purchase warrants (the “Underwriter’s Warrant”) to purchase up to 4% of the shares sold in the Offering at an exercise price of $0.9375. On July 16, 2025, the Underwriter exercised the Option. The Offering, including the Option, closed on July 17, 2025.

As of June 30, 2025, LiveOne’s total outstanding consolidated indebtedness was $15.9 million, net of fees and discounts, which consisted of LiveOne's Initial Debentures and the Capchase Loan.

On October 1, 2024, LiveOne announced an amended relationship with its largest OEM customer. The OEM customer will no longer subsidize LiveOne's products to some of its customers, however, LiveOne will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of LiveOne’s LiveOne music app. The direct subscription to the LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay LiveOne monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in LiveOne’s relationship with the OEM customer in October 2024 is likely to cause its liquidity and cash flows to fluctuate significantly beyond December 31, 2024, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly beyond December 31, 2024. LiveOne’s liquidity will depend upon its ability to convert as many of the OEM drivers as possible to become direct subscribers of its LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as LiveOne’s ability to enter into new B2B agreements to provide its services that could materially contribute to our liquidity and cash flows, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. In addition, LiveOne’s liquidity will depend on its ability to negotiate with its music labels, publishers and other partners to achieve flexibility in the terms of its license agreements to match our OEM driver conversions, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly. Furthermore, LiveOne’s liquidity will be dependent on its ability to extend and/or refinance the terms of its senior secured line of credit and/or its ability to pay any amounts that LiveOne has agreed to pay under the SX Settlement Agreement, which may then have an impact on our liquidity and potentially cause our liquidity to fluctuate significantly.

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond August 2026. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $1.2 million as of June 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2025 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Net cash provided by (used in) operating activities	$903	$(480)
Net cash used in investing activities	(112)	(74)
Net cash used in financing activities	-	-
Net change in cash, cash equivalents and restricted cash	$791	$(554)

Operating Activities

For the three months ended June 30, 2025

Net cash provided by our operating activities of $0.9 million for the three months ended June 30, 2025 primarily resulted from our net loss during the period of $1.1 million, which included non-cash charges of $1.7 million largely comprised of depreciation and amortization and stock-based compensation. In addition, $0.3 million of the change for the three months ended June 30, 2025 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

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

Investing Activities

For the three months ended June 30, 2025

Net cash used in investing activities of $0.1 million for the three months ended June 30, 2025 was for the purchase of fixed assets.

For the three months ended June 30, 2024

Net cash used in investing activities of $74,000 for the three months ended June 30, 2024 was for the purchase of fixed assets.

Financing Activities

For the three months ended June 30, 2025

No cash was used in or provided by financing activities for the three months ended June 30, 2025.

For the three months ended June 30, 2024

No cash was used in or provided by financing activities for the three months ended June 30, 2024.

Debt Covenants

As of June 30, 2025, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the Initial Debentures and the Capchase Loan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the three months ended June 30, 2025, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025 except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $6.5 million and $14.7 million for the fiscal years ended March 31, 2025 and 2024, respectively, and cash (used in) provided by operating activities of $(0.2) million and $2.2 million for the fiscal years ended March 31, 2025 and 2024, respectively, and had cash provided by (used in) operating activities of $0.9 million and $(0.5) million for the three months ended June 30, 2025 and 2024, respectively. We incurred a net loss of $1.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $37.1 million and a working capital of $1.2 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions, and anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations through cash generated by our business, the sale of equity and/or debt securities (including convertible securities) of our Company and after our acquisition by LiveOne on July 1, 2020, also through the sale of LiveOne’s equity and/or debt securities (including convertible securities) and/or intercompany loans from LiveOne. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a growing company, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. For example, while several companies have been successful in the digital music streaming industry and the online video streaming industry, companies have had no or limited success in operating a premium Internet network devoted to live music and music-related video content. We cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses and support our anticipated activities.

Our ability to meet our total liabilities of $7.6 million as of June 30, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Risks Related to Our Company

We rely on key members of management, particularly our Executive Chairman, Mr. Robert Ellin, our President, Kit Gray, our Chief Revenue Officer, Sue McNamara, and our Chief Financial Officer, Treasurer and Secretary, Ryan Carhart, and the loss of any of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Executive Chairman, Mr. Robert Ellin, our President, Kit Gray, our Chief Revenue Officer, Sue McNamara, and our Chief Financial Officer, Treasurer and Secretary, Ryan Carhart. Each of such persons have extensive knowledge about our business and our operations, and the loss of any of them or any other key member of our senior management (including other members of our senior management) would likely have a material adverse effect on our business and operations. We do not currently have an employment agreement with Messrs. Ellin and Ryan, and LiveOne does not currently have an effective employment agreement with Mr. Ellin. We do not currently maintain a key-person insurance policy for any of Messrs. Ellin, Gray or Carhart, Ms. McNamara or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on podcasting, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of Messrs. Ellin, Gray or Carhart or Ms. McNamara or any other members of our senior management or key employees could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its Debentures at maturity. If LiveOne does not comply with the provisions of its Debentures financing agreements, the senior lenders may, among other things, terminate their obligations to LiveOne, accelerate its debt and/or require us to repay all outstanding amounts owed thereunder to and/or take possession of our assets and property constituting the collateral thereunder.

On May 19, 2025 (the “Closing Date”), LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of June 30, 2025, $13.6 of the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $0.8 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

LiveOne’s failure to repay any outstanding amount under the Debentures would constitute a default under the Debentures. LiveOne’s Debentures financing agreements contain provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). LiveOne’s Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the senior lenders may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. If for any reason LiveOne fails to comply with the terms of the Debentures financing agreements, the senior lenders will have the right to declare a default under the Debentures financing agreements and at its option may immediately accelerate their debt and require LiveOne and/or our Company to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of June 30, 2025, LiveOne was in compliance with covenants under the Debentures and the Capchase Loan.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to fund our business and/or invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. LiveOne’s total outstanding consolidated indebtedness as of June 30, 2025, was $15.9 million, net of fees and discounts. While LiveOne and our Company have certain restrictions and covenants with LiveOne’s current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. LiveOne’s Debentures financing agreements contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. LiveOne’s debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that LiveOne and/or our Company will be able to generate sufficient cash flow or revenues to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

During the three months ended June 30, 2025, we issued 63,542 shares of our common stock valued at $0.1 million to various consultants. We valued these shares at prices between $1.79 and $1.98 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2025, we issued 237,113 shares of our common stock valued at $0.5 million to LiveOne. We valued these share prices between $1.94 and $2.00 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
April 1, 2025 – April 30, 2025	-	$-	-	$6,500,000
May 1, 2025 – May 31, 2025	24,056	$0.74	24,056	$6,500,000
June 1, 2025 – June 30, 2025	267,403	$0.81	291,459	$6,500,000
Total (April 1, 2025 – June 30, 2025)	291,459	$-	291,459	$6,500,000

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

10.5†	Employment Agreement, dated as of June 27, 2025, between the Company and Kit Gray (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).
10.6†

Employment Agreement, dated as of June 27, 2025, between the Company and Sue McNamara (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).

10.7†

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).

10.8	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.9	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement, as amended, filed with the SEC on May 10, 2023).
19.1*	Company Insider Trading Policy
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODCASTONE, INC.

Date: August 14, 2025	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)