Form 10-Q
period 2025-09-30
PodcastOne, Inc.
filed 2025-11-14
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 26,910,733 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$2,747	$1,079
Accounts receivable, net	6,142	6,246
Prepaid expense and other current assets	289	230
Total Current Assets	9,178	7,555
Property and equipment, net	50	59
Goodwill	12,041	12,041
Intangible assets, net	935	1,186
Related party receivable	366	354
Total Assets	$22,570	$21,195

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,329	$5,539
Related party payable	528	514
Total Current Liabilities	7,857	6,053
Total Liabilities	7,857	6,053

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and March 31, 2025 respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 26,880,256 and 26,016,107 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	-	-
Additional paid in capital	52,811	51,211
Accumulated deficit	(38,098)	(36,069)
Total stockholders’ equity	14,713	15,142
Total Liabilities and Stockholders’ Equity	$22,570	$21,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue:	$15,156	$12,154	$30,150	$25,312

Operating expenses:
Cost of sales	13,543	11,142	27,097	22,851
Sales and marketing	678	877	1,557	1,724
Product development	11	13	23	31
General and administrative	1,774	1,452	3,252	2,849
Amortization of intangible assets	125	328	250	705
Impairment of intangible assets	-	-	-	176
Total operating expenses	16,131	13,812	32,179	28,336
Loss from operations	(975)	(1,658)	(2,029)	(3,024)

Other income (expense):
Total other (expense) income, net	-	-	-	-

Loss before provision for income taxes	(975)	(1,658)	(2,029)	(3,024)

Provision for income taxes	-	11	-	11
Net loss	$(975)	$(1,669)	$(2,029)	$(3,035)

Net loss per share – basic and diluted	$(0.04)	$(0.07)	$(0.08)	$(0.13)
Weighted average common shares – basic and diluted	26,506,636	24,162,612	26,291,453	23,991,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142
Stock-based compensation	-	-	66	-	66
Contribution from parent	237,113	-	460	-	460
Common stock issued for services	63,542	-	102	-	102
Net loss	-	-	-	(1,054)	(1,054)
Balance as of June 30, 2025	26,316,762	$-	$51,839	$(37,123)	$14,716
Stock-based compensation	-	-	353	-	353
Contribution from parent	347,305	-	580	-	580
Vested employee restricted stock units	107,750	-	-	-	-
Common stock issued for services	108,439	-	39	-	39
Net loss	-	-	-	(975)	(975)
Balance as of September 30, 2025	26,880,256	$-	$52,811	$(38,098)	$14,713

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674
Stock-based compensation	-	-	600	-	600
Vested employee restricted stock units	97,085	-	-	-	-
Contribution from parent	424,000	-	736	-	736
Common stock issued for services	91,335	-	138	-	138
Net loss	-	-	-	(1,669)	(1,669)
Balance as of September 30, 2024	24,404,187	$-	$48,125	$(32,646)	$15,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,029)	$(3,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	372	837
Stock-based compensation	3,395	1,263
Impairment of intangibles	-	176
(Reversal of) Provision for credit losses	132	(5)
Changes in operating assets and liabilities:
Accounts receivable	(28)	(296)
Prepaid expenses and other current assets	(59)	444
Related party receivables/payables	1,041	1,305
Accounts payable and accrued liabilities	(1,044)	(644)
Net cash provided by operating activities	1,780	45

Cash Flows from Investing Activities:
Purchases of property and equipment	(112)	(135)
Net cash used in investing activities	(112)	(135)

Net change in cash and cash equivalents	1,668	(90)
Cash and cash equivalents, beginning of period	1,079	1,445
Cash and cash equivalents, end of period	$2,747	$1,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$1,040	$910
Accrued expenses written off associated with intangible asset impairment	$-	$118

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2025 and 2024

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three and six months ended September 30, 2025 and 2024. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2025. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the six months ended September 30, 2025 and 2024. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 2, 2025.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $2.7 million as of September 30, 2025). The Company has an accumulated deficit of $38.1 million and working capital of $1.3 million as of September 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2026. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company   may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Use of Estimates

The preparation of the Company’s interim unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and contingencies.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three and six months ended September 30, 2025 and 2024, respectively.

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

Advertising Revenue

Advertising revenue primarily consists of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. The Company earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. Barter revenue for the three months ended September 30, 2025 and 2024 was $7.0 million and $6.0 million, respectively.  Barter revenue for the six months ended September 30, 2025 and 2024 was $14.0 million and $12.0 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three and six months ended September 30, 2025 and 2024, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of September 30, 2025 and March 31, 2025 (in thousands):

	September 30,	March 31,
	2025	2025
Total cash and cash equivalents	$2,747	$1,079

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

The Company’s accounts receivable at September 30, 2025 and March 31, 2025 are as follows (in thousands):

	September 30,	March 31,
	2025	2025
Accounts receivable, gross	$6,346	$6,318
Less: Allowance for credit losses	(204)	(72)
Accounts receivable, net	$6,142	$6,246

Related Party Receivables and Payables

LiveOne has historically maintained an intercompany lending relationship with the Company in order to supplement the Company’s working capital needs. As of September 30, 2025 and March 31, 2025, the net (payable) receivable was $(0.2) million and $(0.2) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three and six months ended September 30, 2025 and 2024, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of none and $0.2 million during the six months ended September 30, 2025 and 2024, respectively.

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

Note 3 — Property and Equipment

The Company’s property and equipment at September 30, 2025 and March 31, 2025 was as follows (in thousands):

	September 30,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$137	$132
Furniture and fixtures	14	14
Leasehold improvements	91	91
Capitalized internally developed software	-	944
Total property and equipment	242	1,181
Less accumulated depreciation and amortization	(192)	(1,122)
Total property and equipment, net	$50	$59

Depreciation expense was $6,000 and $66,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $32,000 and $0.1 million for the six months ended September 30, 2025 and 2024, respectively.

During the six months ended September 30, 2025 the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$12,041
Acquisitions	-
Balance as of September 30, 2025	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,774	$455
Brand and trade names	1,010	530	480
Total	$4,239	$3,304	$935

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,573	$656
Brand and trade names	1,010	480	530
Total	$4,239	$3,053	$1,186

The Company's amortization expense on its finite-lived intangible assets was $0.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively.   The Company's amortization expense on its finite-lived intangible assets was $0.3 million and $0.7 million for the six months ended September 30, 2025 and 2024, respectively. The Company recorded an impairment charge of none and $0.2 million for the six months ended September 30, 2025 and 2024, respectively. The impairment for the six months ended September 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

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

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining six months)	$330
2027	338
2028	101
2029	101
2030	65
Thereafter	-
$935

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2025 and March 31, 2025 were as follows (in thousands):

	September 30,	March 31,
	2025	2025
Accounts payable	$1,531	$1,285
Accrued revenue share	1,978	1,962
Accrued stock to be issued	3,039	1,369
Other accrued liabilities	781	923
	$7,329	$5,539

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale. The Company accrues for stock obligations which have not been issued as period end. As of September 30, 2025 and March 31, 2025, the Company has accrued for $3.0 million and 1.4 million, respectively.

Note 6 — Related Party Transactions

As of September 30, 2025, the Company’s parent, LiveOne, owns approximately 19.1 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company at an exercise price of $3.00 per share. In addition, as of September 30, 2025, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three and six months ended September 30, 2025 and 2024, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended September 30, 2025 and 2024 was $0.4 million and $0.2 million, respectively.  The amount allocated to the Company from LiveOne for the six months ended September 30, 2025 and 2024 was $0.7 million and $0.3 million, respectively.

As of September 30, 2025 and March 31, 2025, the Company had a related party payable owed to LiveOne of $0.5 million and $0.5 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of September 30, 2025 and March 31, 2025, the Company had a related party receivable from LiveOne of $0.4 million and $0.4 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the six months ended September 30, 2025 and 2024, the Company issued 584,418 and 424,000 shares of its common stock, respectively, with a fair value of $1.0 million and $0.9 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 7 — Commitments and Contingencies

Contractual Obligations

As of September 30, 2025, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.0 million, $0.1 million and $0.1 million for the fiscal years ending March 31, 2026, 2027 and 2028, respectively.

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

On   January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the six months ended September 30, 2025 and 2024 the Company recognized revenue of $4.1 million and none, respectively, from the Agreement.

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

LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its subsidiaries, including the Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, the Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, the Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity. As of September 30, 2025, LiveOne was in compliance with its debt covenants associated with the Initial Debentures.

On  August 5, 2025, LiveOne amended certain defined terms contained in the Initial Debentures to provide that LiveOne and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by LiveOne from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that LiveOne  may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable LiveOne to pursue its recently announced digital asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers have a security interest in any purchased Crypto.

LiveOne Equity Offering

On July 15, 2025, LiveOne entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which LiveOne will issue and sell to the Underwriter 1,360,833 shares (the “Shares”) of LiveOne’s common stock, $0.001 par value per share (the “common stock”), at an offering price of $7.50 per Share and which includes the grant to the Underwriter of an option for the issuance and sales of up to 177,500 additional Shares (the “Option”) to be sold by LiveOne (the “Offering”). The aggregate gross proceeds to LiveOne from the Offering will be approximately $9.5 million (including the exercise of the Underwriter’s Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by LiveOne in connection with the Offering. Pursuant to the Underwriting Agreement LiveOne has also agreed to issue the Underwriter’s common stock purchase warrants to purchase up to 4% of the securities sold in the Offering at an exercise price of $9.375. On July 16, 2025, the Underwriter exercised the Option. The Offering, including the Option, closed on July 17, 2025.

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

LiveOne further agreed, on or prior to the date that is 45 days after the Effective Date, to prepare and file with the SEC a Registration Statement on Form S-3 (or such other form as applicable) covering the resale under the Securities Act of the Shares, the Warrants and the Warrant Shares. LiveOne agreed to use its commercially reasonable best efforts to cause such registration statement to be declared effective promptly thereafter on or before 45 days after the filing of such registration statement (or if the SEC issues any comments with respect to such registration statement, on or before 90 days after the filing of such registration statement). Upon effectiveness of such Registration Statement, LiveOne agreed to use its reasonable best efforts to keep the Registration Statement effective with the SEC for a period equal to three years from the Effective Date for the Warrants, and with respect to the Warrant Shares, so long as any Warrants are outstanding, and to supplement, amend and/or re-file such Registration Statement to comply with such effectiveness requirement.

Note 8 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2025 and 2024.

Note 9 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of September 30, 2025, LiveOne owned approximately 19.1 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 71% of the Company’s issued and outstanding shares of common stock as of September 30, 2025.

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

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million during the three and six months ended September 30, 2025 and 2024, respectively. The total tax benefit recognized related to share-based compensation expense was none for the six months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, unrecognized compensation costs for unvested awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the six months ended September 30, 2025:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2025	14,000	$15.10
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,500)	$50.60
Outstanding as of September 30, 2025	12,500	$10.80
Exercisable as of September 30, 2025	12,500	$10.80

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of September 30, 2025 was 6.38 years and 6.38 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at September 30, 2025.

The fair value of stock options outstanding and exercisable at September 30, 2025 was $0.1 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at  September 30, 2024 was $0.2 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of September 30, 2025, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the six months ended September 30, 2025:

Number of
Shares
Outstanding as of March 31, 2025	3,834
Granted	175,000
Vested	(2,500)
Forfeited	(1,334)
Outstanding as of September 30, 2025	175,000

The fair value of restricted stock units that vested during the six months ended September 30, 2025 and 2024 was none and less than $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the six months ended September 30, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	850,000
Vested	(107,750)
Forfeited or expired	(75,000)
Nonvested as of September 30, 2025	899,600

As of September 30, 2025, the Company recognized $2.4 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.1 million, which is expected to be recognized over a weighted-average service period of 1.64 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to successfully implement our growth strategy, including relating to our technology platforms and applications; our ability to attract, maintain and increase the number of our listeners; management’s relationships with industry stakeholders; if and when required, our ability to obtain additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our and/or LiveOne’s ability to consummate any proposed financing, acquisition, merger, distribution or other transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to identify, acquire, secure and develop content; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; LiveOne’s reliance on its largest OEM customer for a substantial percentage of its revenue; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under LiveOne’s announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; LiveOne’s ability to maintain compliance with certain of its financial and other covenants; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; LiveOne’s ability to repay its indebtedness when due; LiveOne’s ability to satisfy the conditions for closing on its announced additional convertible debentures financing; the uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us and/or LiveOne, our and/or LiveOne's respective subsidiaries, and/or our or LiveOne's ability to pay any amounts due in connection with any such legal proceedings, or third parties to whom we and/or LiveOne owes indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the podcasting and digital space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies;  LiveOne’s ability to implement its recently announced digital asset treasury strategy and/or purchase digital assets from time to time pursuant to such strategy, including for up to the maximum announced amount; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A and in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2025. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of new information, future events or developments or otherwise.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the six months ended September 30, 2025 and 2024, our revenue was $30.2 million and $25.3 million, respectively, representing year-over-year growth of 19%.

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

Recent Developments for the Quarter Ended September 30, 2025

During the quarter ended September 30, 2025, we expanded our programming slate to 194 shows and surpassed 3.8 billion network downloads.

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

	Year Ended			Six Months Ended
	March 31,			September 30,
	2025	2024	YoY Growth	2025	2024	YoY Growth
Number of podcast downloads	204,709,000	368,812,413	(44)%	109,619,500	106,796,000	3%

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

Results of Operations

Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Revenue:	$15,156	$12,154

Operating expenses:
Cost of sales	13,543	11,142
Sales and marketing	678	877
Product development	11	13
General and administrative	1,774	1,452
Amortization of intangible assets	125	328
Total operating expenses	16,131	13,812
Income (loss) from operations	(975)	(1,658)

Other income (expense):
Total other income (expense), net	-	-

Loss before provision for income taxes	(975)	(1,658)
Provision for income taxes	-	11
Net loss	$(975)	$(1,669)

Net loss per share – basic and diluted	$(0.04)	$(0.07)
Weighted average common shares – basic and diluted	26,506,636	24,162,612

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$3	$39	(92)%
Sales and marketing	2	22	(91)%
General and administrative	1	5	(80)%
Total depreciation expense	$6	$66	(91)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$1,072	$24	4367%
Sales and marketing	11	83	(87)%
General and administrative	847	631	34%
Total stock-based compensation expense	$1,930	$738	162%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	89%	92%
Sales and marketing	4%	7%
Product development	0%	0%
General and administrative	12%	12%
Amortization of intangible assets	1%	3%
Total operating expenses	106%	114%
Income (loss) from operations	(6)%	(14)%
Other income (expense), net	0%	0%
Loss before income taxes	(6)%	(14)%
Income tax provision	0%	0%
Net loss	(6)%	(14)%

Revenue

Revenue increased $3.0 million, or 25%, to $15.2 million for the three months ended September 30, 2025, as compared to $12.2 million for the three months ended September 30, 2024. The increase in revenue was primarily due to growth in barter revenue of $1.0 million and an increase in advertising demand as a result of increased partnership and podcast delivered.

Cost of Sales

Cost of sales increased $2.4 million, or 22%, to $13.5 million for the three months ended September 30, 2025, as compared to $11.1 million for the three months ended September 30, 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Sales and marketing expenses	$678	$877	(23)%
Product development	11	13	(15)%
General and administrative	1,774	1,452	22%
Amortization of intangible assets	125	328	(62)%
Total Other Operating Expenses	$2,588	$2,670	(3)%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.2 million, or 23%, to $0.7 million for the three months ended September 30, 2025, as compared to $0.9 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses decreased by $2,000, or 15%, to $11,000 for the three months ended September 30, 2025, as compared to $13,000 for the three months ended September 30, 2024, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.3 million, or 22%, to $1.8 million for the three months ended September 30, 2025, as compared to $1.5 million for the three months ended September 30, 2024, the increase is attributed to an increase in stock compensation cost.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.2 million, or 62%, to $0.1 million for the three months ended September 30, 2025, as compared to $0.3 million during the three months ended September 30, 2024. The decrease can be attributed to the decrease in content related amortization associated with the write-off of certain podcasts in the fourth quarter of fiscal 2025.

Six Months Ended September 30, 2025, as compared to Six Months Ended September 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended
	September 30,
	2025	2024

Revenue:	$30,150	$25,312

Operating expenses:
Cost of sales	27,097	22,851
Sales and marketing	1,557	1,724
Product development	23	31
General and administrative	3,252	2,849
Amortization of intangible assets	250	705
Impairment of intangible assets	-	176
Total operating expenses	32,179	28,336
Income (loss) from operations	(2,029)	(3,024)

Other income (expense):
Total other income (expense), net	-	-

Loss before provision for income taxes	(2,029)	(3,024)
Provision for income taxes	-	11
Net loss	$(2,029)	$(3,035)

Net loss per share – basic and diluted	$(0.08)	$(0.13)
Weighted average common shares – basic and diluted	26,291,453	23,991,772

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$26	$76	(66)%
Sales and marketing	16	46	(65)%
General and administrative	(10)	10	(200)%
Total depreciation expense	$32	$132	(76)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$2,004	$46	4257%
Sales and marketing	15	42	(64)%
General and administrative	1,376	1,175	17%
Total stock-based compensation expense	$3,395	$1,263	169%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	90%	90%
Sales and marketing	5%	7%
Product development	0%	0%
General and administrative	11%	11%
Amortization of intangible assets	1%	3%
Impairment of intangible assets	0%	1%
Total operating expenses	107%	112%
Income (loss) from operations	(7)%	(12)%
Other income (expense), net	0%	0%
Loss before income taxes	(7)%	(12)%
Income tax provision	0%	0%
Net loss	(7)%	(12)%

Revenue

Revenue increased $4.8 million, or 19%, to $30.2 million for the six months ended September 30, 2025, as compared to $25.3 million for the six months ended September 30, 2024. The increase in revenue was primarily due to growth in barter revenue of $2.0 million and an increase in advertising demand as a result of increased partnership and podcast delivered.

Cost of Sales

Cost of sales increased $4.2 million, or 19%, to $27.1 million for the six months ended September 30, 2025, as compared to $22.9 million for the six months ended September 30, 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Sales and marketing expenses	$1,557	$1,724	(10)%
Product development	23	31	(26)%
General and administrative	3,252	2,849	14%
Amortization of intangible assets	250	705	(65)%
Impairment of intangible assets	-	176	100%
Total Other Operating Expenses	$5,082	$5,485	(7)%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.2 million, or 10%, to $1.6 million for the six months ended September 30, 2025, as compared to $1.7 million for the six months ended September 30, 2024. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses decreased by $8,000, or 26%, to $23,000 for the six months ended September 30, 2025, as compared to $31,000 for the six months ended September 30, 2024, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.4 million, or 14%, to $3.3 million for the six months ended September 30, 2025, as compared to $2.9 million for the six months ended September 30, 2024, as we incurred additional cost for professional services and payroll in the current year.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.5 million, or 65%, to $0.25 million for the six months ended September 30, 2025, as compared to $0.7 million during the six months ended September 30, 2024. The decrease can be attributed to the decrease in content related amortization associated with the write-off of certain podcasts in the fourth quarter of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets decreased $0.2 million, or 100%, to none for the six months ended September 30, 2025, as compared to $0.2 million for the six months ended September 30, 2024, which is attributed to the cancellation of a show acquired previously acquired (see Note 4 – Goodwill and Intangible Assets).

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2025 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2025
Total	$(975)	$131	$1,930	$-	$-	$-	$1,086

Three Months Ended September 30, 2024
Total	$(1,669)	$394	$861	$-	$-	$11	$(403)

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2025
Total	$(2,029)	$283	$3,395	$17	$-	$-	$1,666

Six Months Ended September 30, 2024
Total	$(3,035)	$1,013	$1,263	$38	$-	$11	$(710)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Revenue:	$15,156	$12,154
Less:
Cost of sales	(13,543)	(11,142)
Amortization of developed technology	-	(61)
Gross Profit	1,613	951

Add backs:
Share-based compensation	1,072	24
Depreciation	3	39
Amortization of developed technology	-	61
Contribution Margin	$2,688	$1,075

	Six Months Ended
	September 30,
	2025	2024

Revenue:	$30,150	$25,312
Less:
Cost of sales	(27,097)	(22,851)
Amortization of developed technology	(31)	(121)
Gross Profit	3,022	2,340

Add backs:
Share-based compensation	2,004	46
Depreciation	26	76
Amortization of developed technology	31	121
Contribution Margin	$5,083	$2,583

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

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents in the amount of $2.7 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of September 30, 2025, we had a related party payable balance of $0.1 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

In connection with the issuance of the Initial Debentures, LiveOne paid off all obligations owed under, and terminated, the ABL Credit Facility and all related loan agreements. As of September 30, 2025, LiveOne was in compliance with all covenants under the Capchase Loan and the Initial Debentures.

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

As of September 30, 2025, LiveOne’s total outstanding consolidated indebtedness was $15.6 million, net of fees and discounts, which consisted of LiveOne's Initial Debentures and the Capchase Loan.

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

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond November 2026. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $1.3 million as of September 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2025 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$1,780	$45
Net cash used in investing activities	(112)	(135)
Net cash used in financing activities	-	-
Net change in cash, cash equivalents and restricted cash	$1,668	$(90)

Operating Activities

For the six months ended September 30, 2025

Net cash provided by our operating activities of $1.8 million for the six months ended September 30, 2025 primarily resulted from our net loss during the period of $2.0 million, which included non-cash charges of $1.1 million largely comprised of depreciation and amortization and stock-based compensation. In addition, $2.7 million of the change for the six months ended September 30, 2025 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

For the six months ended September 30, 2024

Net cash provided by our operating activities of $45,000 for the six months ended September 30, 2024 primarily resulted from our net loss during the period of $3.0 million, which included non-cash charges of $2.3 million largely comprised of depreciation and amortization, stock-based compensation and impairment of intangibles. The remainder of our sources of cash used operating activities of $0.8 million for the six months ended September 30, 2024 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payable.

Investing Activities

For the six months ended September 30, 2025

Net cash used in investing activities of $0.1 million for the six months ended September 30, 2025 was for the purchase of fixed assets.

For the six months ended September 30, 2024

Net cash used in investing activities of $0.1 million for the six months ended September 30, 2024 was for the purchase of fixed assets.

Financing Activities

For the six months ended September 30, 2025

No cash was used in or provided by financing activities for the six months ended September 30, 2025.

For the six months ended September 30, 2024

No cash was used in or provided by financing activities for the six months ended September 30, 2024.

Debt Covenants

As of September 30, 2025, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the Initial Debentures and the Capchase Loan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the "Annual Report"). During the six months ended September 30, 2025, there were no material changes to the risk factors that were disclosed in our Annual Report except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $6.5 million and $14.7 million for the fiscal years ended March 31, 2025 and 2024, respectively, and cash (used in) provided by operating activities of $(0.2) million and $2.2 million for the fiscal years ended March 31, 2025 and 2024, respectively, and had cash provided by operating activities of $1.8 million and $0.1 million for the six months ended September 30, 2025 and 2024, respectively. We incurred a net loss of $1.7 million and $3.1 million for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $37.8 million and a working capital of $1.3 million.

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

Our ability to meet our total liabilities of $7.9 million as of September 30, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of September 30, 2025, $13.6 of the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $0.8 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

LiveOne’s failure to repay any outstanding amount under the Debentures would constitute a default under the Debentures. LiveOne’s Debentures financing agreements contain provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). LiveOne’s Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the senior lenders may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. If for any reason LiveOne fails to comply with the terms of the Debentures financing agreements, the senior lenders will have the right to declare a default under the Debentures financing agreements and at its option may immediately accelerate their debt and require LiveOne and/or our Company to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of September 30, 2025, LiveOne was in compliance with covenants under the Debentures and the Capchase Loan.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to fund our business and/or invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. LiveOne’s total outstanding consolidated indebtedness as of September 30, 2025, was $15.6 million, net of fees and discounts. While LiveOne and our Company have certain restrictions and covenants with LiveOne’s current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. LiveOne’s Debentures financing agreements contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. LiveOne’s debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that LiveOne and/or our Company will be able to generate sufficient cash flow or revenues to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

LiveOne faces various risks related to its digital asset treasury strategy, and such risks may, among other things, negatively impact the price of LiveOne’s shares of common stock, which could result in LiveOne’s inability to raise additional capital, including to provide capital and/or intercompany loans to us that we may require from time to time, and which strategy exposes LiveOne to various risks and depends on many factors which are beyond our control.

LiveOne’s digital asset treasury strategy may expose us to various risks, including that LiveOne’s stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of LiveOne’s new digital asset treasury strategy, LiveOne expects to see additional volatility. As a result of this volatility, LiveOne may not be able to raise additional capital, including to provide capital and/or intercompany loans to us that we may require from time to time. In addition, LiveOne’s digital asset treasury strategy exposes it to various risks and depends on many factors which are beyond our control.

For a more detailed discussion of the various risks related to LiveOne’s digital asset treasury strategy please see LiveOne’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the SEC on July 15, 2025, LiveOne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 14, 2025, and LiveOne’s other filings and submissions with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the six months ended September 30, 2025, we issued 171,981 shares of our common stock valued at $0.1 million to various consultants. We valued these shares at prices between $1.79 and $1.98 per share, the market price of our common stock on the date of issuance.

During the six months ended September 30, 2025, we issued 584,418 shares of our common stock valued at $1.0 million to LiveOne. We valued these share prices between $1.67 and $2.00 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs*
July 1, 2025 – July 31, 2025	-	$-	-	$5,500,000
August 1, 2025 – August 31, 2025	-	$-	-	$5,500,000
September 1, 2025 – September 30, 2025	-	$-	-	$5,500,000
Total (July 1, 2025 – September 30, 2025)	-	$-	-	$5,500,000

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

10.1†	The Company’s 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement, as amended, filed with the SEC on December 27, 2022).
10.2†

Form of Director Option Agreement under the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).

10.3†

Form of Employee Option Agreement under the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement, as amended, filed with the SEC on March 13, 2023).

10.4*	Securities Purchase Agreement, dated as of May 19, 2025, between the Company, LiveOne, Inc. and the Purchasers.
10.5*	Subsidiary Guarantee dated as of May 19, 2025, made by the Company and the other Guarantors, in favor of the Secured Parties (as defined therein).
10.6*	Security Agreement, dated as of May 19, 2025, among the Company, the other Guarantors, Purchasers and JGB Collateral, LLC.
10.7†	Employment Agreement, dated as of June 27, 2025, between the Company and Kit Gray (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).
10.8†

Employment Agreement, dated as of June 27, 2025, between the Company and Sue McNamara (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).

10.9†

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

PODCASTONE, INC.

Date: November 14, 2025	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)