Form 10-Q
period 2025-12-31
PodcastOne, Inc.
filed 2026-02-13
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 12, 2026, there were 27,160,115 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$3,416	$1,079
Accounts receivable, net	7,980	6,246
Prepaid expense and other current assets	254	230
Total Current Assets	11,650	7,555
Property and equipment, net	236	59
Goodwill	12,041	12,041
Intangible assets, net	775	1,186
Total Assets	$24,702	$20,841

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,150	$5,539
Lease liabilities	95	-
Related party payable, net	1,602	160
Total Current Liabilities	8,847	5,699
Lease liabilities	97	-
Total Liabilities	8,944	5,699

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and March 31, 2025 respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 26,914,510 and 26,016,107 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	-	-
Additional paid in capital	54,010	51,211
Accumulated deficit	(38,252)	(36,069)
Total stockholders’ equity	15,758	15,142
Total Liabilities and Stockholders’ Equity	$24,702	$20,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue:	$15,856	$12,710	$46,006	$38,022

Operating expenses:
Cost of sales	13,244	11,983	40,341	34,834
Sales and marketing	849	894	2,407	2,618
Product development	9	9	32	40
General and administrative	1,746	1,281	4,997	4,130
Amortization of intangible assets	161	125	411	830
Impairment of intangible assets	-	-	-	176
Total operating expenses	16,009	14,292	48,188	42,628
Loss from operations	(153)	(1,582)	(2,182)	(4,606)

Other income (expense):
Other income (expense)	(1)	-	(1)	-
Total other (expense) income, net	(1)	-	(1)	-

Loss before provision for income taxes	(154)	(1,582)	(2,183)	(4,606)

Provision for income taxes	-	1	-	12
Net loss	$(154)	$(1,583)	$(2,183)	$(4,618)

Net loss per share – basic and diluted	$(0.01)	$(0.06)	$(0.08)	$(0.19)
Weighted average common shares – basic and diluted	26,899,509	24,535,258	26,495,477	24,133,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142
Stock-based compensation	-	-	66	-	66
Contribution from parent	237,113	-	460	-	460
Common stock issued for services	63,542	-	102	-	102
Net loss	-	-	-	(1,054)	(1,054)
Balance as of June 30, 2025	26,316,762	$-	$51,839	$(37,123)	$14,716
Stock-based compensation	-	-	353	-	353
Contribution from parent	347,305	-	580	-	580
Vested employee restricted stock units	107,750	-	-	-	-
Common stock issued for services	108,439	-	39	-	39
Net loss	-	-	-	(975)	(975)
Balance as of September 30, 2025	26,880,256	$-	$52,811	$(38,098)	$14,713
Stock-based compensation	-	-	962	-	962
Vested employee restricted stock units	-	-	-	-	-
Contribution from parent	-	-	-	-	-
Common stock issued for services	34,254	-	237	-	237
Net loss	-	-	-	(154)	(154)
Balance as of December 31, 2025	26,914,510	$-	$54,010	$(38,252)	$15,758

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	220	-	220
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	-	-	174	-	174
Common stock issued for services	143,093	-	305	-	305
Net loss	-	-	-	(1,366)	(1,366)
Balance as of June 30, 2024	23,791,767	$-	$46,651	$(30,977)	$15,674
Stock-based compensation	-	-	600	-	600
Vested employee restricted stock units	97,085	-	-	-	-
Contribution from parent	424,000	-	736	-	736
Common stock issued for services	91,335	-	138	-	138
Net loss	-	-	-	(1,669)	(1,669)
Balance as of September 30, 2024	24,404,187	$-	$48,125	$(32,646)	$15,479
Stock-based compensation	-	-	221	-	221
Vested employee restricted stock units	40,625	-	-	-	-
Contribution from parent	341,880	-	800	-	800
Common stock issued for services	60,147	-	93	-	93
Net loss	-	-	-	(1,583)	(1,583)
Balance as of December 31, 2024	24,846,839	$-	$49,239	$(34,229)	$15,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,183)	$(4,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	449	1,025
Stock-based compensation	1,759	1,972
Impairment of intangibles	-	176
(Reversal of) Provision for credit losses	161	(47)
Changes in operating assets and liabilities:
Accounts receivable	(1,895)	244
Prepaid expenses and other current assets	(25)	869
Related party receivables/payables	2,482	1,934
Accounts payable and accrued liabilities	1,611	(2,226)
Other liabilities	-	(47)
Net cash provided by operating activities	2,359	(718)

Cash Flows from Investing Activities:
Purchases of property and equipment	(22)	(155)
Net cash used in investing activities	(22)	(155)

Net change in cash and cash equivalents	2,337	(873)
Cash and cash equivalents, beginning of period	1,079	1,445
Cash and cash equivalents, end of period	$3,416	$572

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$1,040	$1,710
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$201	$-
Accrued expenses written off associated with intangible asset impairment	$-	$578

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2025 and 2024

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three and nine months ended December 31, 2025 and 2024. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2025. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the nine months ended December 31, 2025 and 2024. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on July 2, 2025.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $3.4 million as of December 31, 2025). The Company has an accumulated deficit of $38.3 million and working capital of $2.8 million as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond February 2027. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company   may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

LiveOne Reverse Stock Split

Effective September 26, 2025, LiveOne effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of LiveOne's issued and outstanding pre-Reverse Stock Split shares of common stock, $0.001 par value per share, were combined into one share of LiveOne's common stock. Stockholders who otherwise were entitled to receive fractional shares of LiveOne's common stock received cash (without interest) in lieu of any fractional shares. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to LiveOne’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of LiveOne's common stock that may be issued upon the exercise of LiveOne's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of LiveOne's common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of LiveOne's common stock attributable to LiveOne's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

All LiveOne's common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Quarterly Report on Form 10-Q, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three and nine months ended December 31, 2025 and 2024, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. Barter revenue for the three months ended December 31, 2025 and 2024 was $6.9 million and $6.0 million, respectively.  Barter revenue for the nine months ended December 31, 2025 and 2024 was $20.9 million and $18.0 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three and nine months ended December 31, 2025 and 2024, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31,	March 31,
	2025	2025
Total cash and cash equivalents	$3,416	$1,079

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

The Company’s accounts receivable at December 31, 2025 and March 31, 2025 are as follows (in thousands):

	December 31,	March 31,
	2025	2025
Accounts receivable, gross	$8,213	$6,318
Less: Allowance for credit losses	(233)	(72)
Accounts receivable, net	$7,980	$6,246

Related Party Receivables and Payables

LiveOne has historically maintained an intercompany lending relationship with the Company in order to supplement the Company’s working capital needs. As of December 31, 2025 and March 31, 2025, the net (payable) receivable was $(1.6) million and $(0.2) million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three and nine months ended December 31, 2025 and 2024, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of none and $0.2 million during the nine months ended December 31, 2025 and 2024, respectively.

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

Note 3 — Property and Equipment

The Company’s property and equipment at December 31, 2025 and March 31, 2025 was as follows (in thousands):

	December 31,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$138	$132
Furniture and fixtures	14	14
Leasehold improvements	91	91
Right-of-use assets	192	-
Capitalized internally developed software	-	944
Total property and equipment	435	1,181
Less accumulated depreciation and amortization	(199)	(1,122)
Total property and equipment, net	$236	$59

Depreciation expense was $5,000 and $66,000 for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense was $37,000 and $0.2 million for the nine months ended December 31, 2025 and 2024, respectively.

During the nine months ended December 31, 2025 the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$12,041
Acquisitions	-
Balance as of December 31, 2025	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,909	$320
Brand and trade names	1,010	555	455
Total	$4,239	$3,464	$775

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,573	$656
Brand and trade names	1,010	480	530
Total	$4,239	$3,053	$1,186

The Company's amortization expense on its finite-lived intangible assets was $0.2 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively.   The Company's amortization expense on its finite-lived intangible assets was $0.4 million and $0.9 million for the nine months ended December 31, 2025 and 2024, respectively. The Company recorded an impairment charge of none and $0.2 million for the nine months ended December 31, 2025 and 2024, respectively. The impairment for the nine months ended December 31, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Fee Agreement

In  September 2023, the Company entered into a finder's fee arrangement pursuant to which the Company agreed to issue shares of its common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts of such platform entered into new podcasting agreements with the Company, with the amount of the fee to be based on the amount of revenues actually derived by the Company from such podcasts during a predetermined period. Payments made to such third party attributed to the Company entering into new podcast contracts were capitalized to content creator relationship intangibles. During the year ended  March 31, 2024, the Company made an adjustment of $0.5 million to accrued common stock and decreased the content creator relationships balance to account for the settlement of the finder's fee agreement attributed to multiple third-party platforms.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining three months)	$170
2027	338
2028	101
2029	101
2030	65
Thereafter	-
$775

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2025 and March 31, 2025 were as follows (in thousands):

	December 31,	March 31,
	2025	2025
Accounts payable	$1,150	$1,285
Accrued revenue share	1,037	1,962
Accrued stock to be issued	4,306	1,369
Other accrued liabilities	657	923
	$7,150	$5,539

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale. The Company accrues for stock obligations which have not been issued as period end. As of December 31, 2025 and March 31, 2025, the Company has accrued for $4.3 million and $1.4 million, respectively.

Note 6 — Related Party Transactions

As of December 31, 2025, the Company’s parent, LiveOne, owns approximately 19.1 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company at an exercise price of $3.00 per share. In addition, as of December 31, 2025, directors and management affiliated with LiveOne beneficially own approximately 1.8 million shares of the Company's common stock.

During the three and nine months ended December 31, 2025 and 2024, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively.  The amount allocated to the Company from LiveOne for the nine months ended December 31, 2025 and 2024 was $1.0 million and $0.7 million, respectively.

As of December 31, 2025 and March 31, 2025, the Company had a related party payable owed to LiveOne of $3.4 million and $0.5 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of December 31, 2025 and March 31, 2025, the Company had a related party receivable from LiveOne of $1.8 million and $0.4 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the nine months ended December 31, 2025 and 2024, the Company issued 584,418 and 424,000 shares of its common stock, respectively, with a fair value of $1.0 million and $0.9 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 7 — Leases

The Company's operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $ 0.1 million and $0.1 million for the three months ended December 31, 2025 and 2024, respectively. Rent expense for these operating leases totaled $0.1 million and $0.1 million for the nine months ended December 31, 2025 and 2024, respectively.

Operating lease cost for the nine months ended December 31, 2025 and 2024 consist of the following (in thousands):

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2025	2024
Fixed rent cost	$8	$-
Short term lease cost	80	50
Total operating lease cost	$88	$50

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,	March 31,
Operating leases	2025	2025
Operating lease right-of-use assets	$192	$-

Operating lease liability, current	$95	$-
Operating lease liability, noncurrent	97	-
Total operating lease liabilities	$192	$-

Significant judgments

Discount rate – the Company’s lease is discounted using the Company’s incremental borrowing rate of 3.43% as the rate implicit in the lease is not readily determinable.

Options – the lease term is the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Lease and non-lease components – non-lease components were considered and determined not to be material.

Future maturities of our operating lease is as follows (in thousands):

For Years Ending March 31,
2026 (remaining three months)	$26
2027	104
2028	69
Total lease payments	199
Less: imputed interest	(7)
Present value of operating lease liabilities	$192

Note 8 — Commitments and Contingencies

Contractual Obligations

As of December 31, 2025, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $1.0 million, $0.1 million and $0.1 million for the fiscal years ending March 31, 2026, 2027 and 2028, respectively.

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

On  June 27, 2025 and effective as of  June 1, 2025 (the “Effective Date”), the Company entered into a new employment agreement with Kit Gray, the Company’s current President (the “Gray Employment Agreement”). The term of the Gray Employment Agreement is for two years from the Effective Date at an annual salary of $375,000. Mr. Gray is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of his employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Mr. Gray’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the Gray Employment Agreement, Mr. Gray was granted: (i) 700,000 restricted stock units of the Company, and (ii) 15,000 restricted stock units of LiveOne, the Company’s parent.

On  June 27, 2025 and effective as of the Effective Date, the Company entered into a new employment agreement with Sue McNamara, the Company’s current Chief Revenue Officer (the “McNamara Employment Agreement”). The term of the McNamara Employment Agreement is for two years from the Effective Date at an annual salary of $325,000. Ms. McNamara is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of her employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s executive officers. Ms. McNamara’s “target” performance bonus shall be 100% of her average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted 15,000 Company RSUs and 2,500 restricted stock units of LiveOne, the Company’s parent.

On  January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the nine months ended December 31, 2025 and 2024 the Company recognized revenue of $6.6 million and none, respectively, from the Agreement.

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

Parent Company Debt

On May 19, 2025 (the “Closing Date”), LiveOne and the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers LiveOne’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne  may sell at its option to the Purchasers LiveOne’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne  may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

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

LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its subsidiaries, including the Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, the Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, the Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity. As of December 31, 2025, LiveOne was in compliance with its debt covenants associated with the Initial Debentures.

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

LiveOne Preferred Stock Exchange

On  July 15, 2025, LiveOne entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, LiveOne’s Chief Executive Officer, Chairman, director and principal stockholder of LiveOne and Executive Chairman of our Company (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of LiveOne’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 300,000 shares of LiveOne’s common stock, at a price of $1.50 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 1,500,000 shares of LiveOne’s common stock at the same price, and (ii) the Harvest Funds and Trinad Capital received 3,000,000 and 150,000 three-year warrants to purchase LiveOne’s common stock exercisable at a price of $0.10 per share.

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

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2025 and 2024.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of December 31, 2025, LiveOne owned approximately 19.1 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 71% of the Company’s issued and outstanding shares of common stock as of December 31, 2025.

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

LiveOne 2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 1,260,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 5,000,000 shares increasing the total up to 1,760,000 shares, which increase was formally adopted by LiveOne on June 28, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million during the three and nine months ended December 31, 2025 and 2024, respectively. The total tax benefit recognized related to share-based compensation expense was none for the nine months ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, unrecognized compensation costs for unvested awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the nine months ended December 31, 2025:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2025	14,000	$15.10
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,500)	$50.60
Outstanding as of December 31, 2025	12,500	$10.80
Exercisable as of December 31, 2025	12,500	$10.80

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of December 31, 2025 was 6.13 years and 6.13 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at December 31, 2025.

The fair value of stock options outstanding and exercisable at December 31, 2025 was $0.1 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at  December 31, 2024 was $0.2 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of December 31, 2025, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the nine months ended December 31, 2025:

Number of
Shares
Outstanding as of March 31, 2025	3,834
Granted	17,500
Vested	(6,875)
Forfeited	(1,334)
Outstanding as of December 31, 2025	13,125

The fair value of restricted stock units that vested during the nine months ended December 31, 2025 and 2024 was less than $0.1 million and $0.1 million, respectively.

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

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the nine months ended December 31, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	1,100,000
Vested	(370,150)
Forfeited or expired	(75,000)
Nonvested as of December 31, 2025	887,200

As of December 31, 2025, the Company recognized $2.9 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.3 million, which is expected to be recognized over a weighted-average service period of 1.38 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

We have experienced significant growth in recent years driven by increased advertising activity. For the nine months ended December 31, 2025 and 2024, our revenue was $46.0 million and $38.0 million, respectively, representing year-over-year growth of 21%.

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

Recent Developments for the Quarter Ended December 31, 2025

During the quarter ended December 31, 2025, we expanded our programming slate to 194 shows and surpassed 3.8 billion network downloads.

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

	Year Ended			Nine Months Ended
	March 31,			December 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth
Number of podcast downloads	204,709,000	368,812,413	(44)%	166,665,000	155,469,000	7%

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

Results of Operations

Three Months Ended December 31, 2025, as compared to Three Months Ended December 31, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	December 31,
	2025	2024

Revenue:	$15,856	$12,710

Operating expenses:
Cost of sales	13,244	11,983
Sales and marketing	849	894
Product development	9	9
General and administrative	1,746	1,281
Amortization of intangible assets	161	125
Total operating expenses	16,009	14,292
Income (loss) from operations	(153)	(1,582)

Other income (expense):
Total other income (expense), net	(1)	-

Loss before provision for income taxes	(154)	(1,582)
Provision for income taxes	-	1
Net loss	$(154)	$(1,583)

Net loss per share – basic and diluted	$(0.01)	$(0.06)
Weighted average common shares – basic and diluted	26,899,509	24,535,258

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Depreciation expense
Cost of sales	$3	$37	(92)%
Sales and marketing	2	21	(90)%
General and administrative	-	5	(100)%
Total depreciation expense	$5	$63	(92)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$1,428	$23	6109%
Sales and marketing	188	84	124%
General and administrative	848	572	48%
Total stock-based compensation expense	$2,464	$679	263%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	December 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	84%	94%
Sales and marketing	5%	7%
Product development	0%	0%
General and administrative	11%	10%
Amortization of intangible assets	1%	1%
Total operating expenses	101%	112%
Income (loss) from operations	(1)%	(12)%
Other income (expense), net	(0)%	0%
Loss before income taxes	(1)%	(12)%
Income tax provision	0%	0%
Net loss	(1)%	(12)%

Revenue

Revenue increased $3.2 million, or 25%, to $15.9 million for the three months ended December 31, 2025, as compared to $12.7 million for the three months ended December 31, 2024. The increase in revenue was primarily due to growth in direct ad revenue of $1.5 million and an increase in barter revenue of $0.9 million due to an increase in advertising demand as a result of increased partnership and podcast delivered.

Cost of Sales

Cost of sales increased $1.2 million, or 11%, to $13.2 million for the three months ended December 31, 2025, as compared to $12.0 million for the three months ended December 31, 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Sales and marketing expenses	$849	$894	(5)%
Product development	9	9	0%
General and administrative	1,746	1,281	36%
Amortization of intangible assets	161	125	29%
Total Other Operating Expenses	$2,765	$2,309	20%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $45,000, or 5%, to $0.8 million for the three months ended December 31, 2025, as compared to $0.9 million for the three months ended December 31, 2024. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses remained constant at $9,000 for the three months ended December 31, 2025, as compared to $9,000 for the three months ended December 31, 2024, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.4 million, or 36%, to $1.7 million for the three months ended December 31, 2025, as compared to $1.3 million for the three months ended December 31, 2024, the increase is attributed to an increase in stock compensation cost.

Amortization of Intangible Assets

Amortization of intangible assets increased by $36,000, or 29%, to $0.2 million for the three months ended December 31, 2025, as compared to $0.1 million during the three months ended December 31, 2024. The increase can be attributed to the timing of intangibles acquired for podcast in the prior year.

Nine Months Ended December 31, 2025, as compared to Nine Months Ended December 31, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended
	December 31,
	2025	2024

Revenue:	$46,006	$38,022

Operating expenses:
Cost of sales	40,341	34,834
Sales and marketing	2,407	2,618
Product development	32	40
General and administrative	4,997	4,130
Amortization of intangible assets	411	830
Impairment of intangible assets	-	176
Total operating expenses	48,188	42,628
Income (loss) from operations	(2,182)	(4,606)

Other income (expense):
Other income (expense)	(1)	-
Total other income (expense), net	(1)	-

Loss before provision for income taxes	(2,183)	(4,606)
Provision for income taxes	-	12
Net loss	$(2,183)	$(4,618)

Net loss per share – basic and diluted	$(0.08)	$(0.19)
Weighted average common shares – basic and diluted	26,495,477	24,133,630

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Depreciation expense
Cost of sales	$29	$113	(74)%
Sales and marketing	18	67	(73)%
General and administrative	(10)	15	(167)%
Total depreciation expense	$37	$195	(81)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$3,432	$69	4874%
Sales and marketing	203	42	383%
General and administrative	1,451	1,861	(22)%
Total stock-based compensation expense	$5,086	$1,972	158%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended
	December 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	88%	92%
Sales and marketing	5%	7%
Product development	0%	0%
General and administrative	11%	11%
Amortization of intangible assets	1%	2%
Impairment of intangible assets	0%	0%
Total operating expenses	105%	112%
Income (loss) from operations	(5)%	(12)%
Other income (expense), net	(0)%	0%
Loss before income taxes	(5)%	(12)%
Income tax provision	0%	0%
Net loss	(5)%	(12)%

Revenue

Revenue increased $8.0 million, or 21%, to $46.0 million for the nine months ended December 31, 2025, as compared to $38.0 million for the nine months ended December 31, 2024. The increase in revenue was primarily due to growth in direct ad revenue of $3.4 million and barter revenue of $2.9 million due to an increase in advertising demand as a result of increased partnership and podcast delivered.

Cost of Sales

Cost of sales increased $5.5 million, or 16%, to $40.3 million for the nine months ended December 31, 2025, as compared to $34.8 million for the nine months ended December 31, 2024. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Sales and marketing expenses	$2,407	$2,618	(8)%
Product development	32	40	(20)%
General and administrative	4,997	4,130	21%
Amortization of intangible assets	411	830	(50)%
Impairment of intangible assets	-	176	100%
Total Other Operating Expenses	$7,847	$7,794	1%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.2 million, or 8%, to $2.4 million for the nine months ended December 31, 2025, as compared to $2.6 million for the nine months ended December 31, 2024. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was increased.

Product Development

Product development expenses decreased by $8,000, or 20%, to $32,000 for the nine months ended December 31, 2025, as compared to $40,000 for the nine months ended December 31, 2024, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $0.9 million, or 21%, to $5.0 million for the nine months ended December 31, 2025, as compared to $4.1 million for the nine months ended December 31, 2024, as we incurred additional cost for professional services and payroll in the current year.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 50%, to $0.4 million for the nine months ended December 31, 2025, as compared to $0.8 million during the nine months ended December 31, 2024. The decrease can be attributed to the decrease in content related amortization associated with the write-off of certain podcasts in the fourth quarter of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets decreased $0.2 million, or 100%, to none for the nine months ended December 31, 2025, as compared to $0.2 million for the nine months ended December 31, 2024, which is attributed to the cancellation of a show acquired previously acquired (see Note 4 – Goodwill and Intangible Assets).

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended December 31, 2025 (in thousands):

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended December 31, 2025
Total	$(154)	$167	$2,708	$65	$1	$-	$2,787

Three Months Ended December 31, 2024
Total	$(1,583)	$188	$718	$6	$-	$1	$(670)

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Nine Months Ended December 31, 2025
Total	$(2,183)	$449	$6,103	$82	$1	$-	$4,452

Nine Months Ended December 31, 2024
Total	$(4,618)	$1,201	$1,972	$44	$-	$12	$(1,389)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	December 31,
	2025	2024

Revenue:	$15,856	$12,710
Less:
Cost of sales	(13,244)	(11,983)
Amortization of developed technology	-	(57)
Gross Profit	2,612	670

Add backs:
Share-based compensation	1,428	23
Depreciation	3	37
Amortization of developed technology	-	57
Contribution Margin	$4,043	$787

	Nine Months Ended
	December 31,
	2025	2024

Revenue:	$46,006	$38,022
Less:
Cost of sales	(40,341)	(34,834)
Amortization of developed technology	(31)	(178)
Gross Profit	5,634	3,010

Add backs:
Share-based compensation	3,432	69
Depreciation	29	113
Amortization of developed technology	31	178
Contribution Margin	$9,126	$3,370

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

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents in the amount of $3.4 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”), which were converted in full in September 2023, and intercompany loans from our parent, LiveOne. As of December 31, 2025, we had a related party net payable balance of $1.6 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

On May 19, 2025 (the “Closing Date”), LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers its Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at its option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

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

In connection with the issuance of the Initial Debentures, LiveOne paid off all obligations owed under, and terminated, the ABL Credit Facility and all related loan agreements. As of December 31, 2025, LiveOne was in compliance with all covenants under the Capchase Loan and the Initial Debentures.

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

As of December 31, 2025, LiveOne’s total outstanding consolidated indebtedness was $15.0 million, net of fees and discounts, which consisted of LiveOne's Initial Debentures and the Capchase Loan. The Capchase Loan was repaid in full in February 2026.

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

We are looking to secure additional interim financing in the immediate future, which is needed to continue our current level of operations in the future and satisfy our obligations. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond February 2027. There is no assurance that we will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms, or at all, or that they will not have a significant dilutive effect on our existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our future business operations. While we do not currently anticipate delays or hindrances to our current business operations and initiatives schedule due to liquidity constraints, without additional funding we may not be able to continue our current level of business operations in the future.

As reflected in our consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and had working capital of $2.8 million as of December 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2025 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	December 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,359	$(718)
Net cash used in investing activities	(22)	(155)
Net cash used in financing activities	-	-
Net change in cash, cash equivalents and restricted cash	$2,337	$(873)

Operating Activities

For the nine months ended December 31, 2025

Net cash provided by our operating activities of $2.4 million for the nine months ended December 31, 2025 primarily resulted from our net loss during the period of $2.2 million, which included non-cash charges of $2.4 million largely comprised of depreciation and amortization and stock-based compensation. In addition, $2.2 million of the change for the nine months ended December 31, 2025 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

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

Investing Activities

For the nine months ended December 31, 2025

Net cash used in investing activities of $22,000 for the nine months ended December 31, 2025 was for the purchase of fixed assets.

For the nine months ended December 31, 2024

Net cash used in investing activities of $0.2 million for the nine months ended December 31, 2024 was for the purchase of fixed assets.

Financing Activities

For the nine months ended December 31, 2025

No cash was used in or provided by financing activities for the nine months ended December 31, 2025.

For the nine months ended December 31, 2024

No cash was used in or provided by financing activities for the nine months ended December 31, 2024.

Debt Covenants

As of December 31, 2025, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the Initial Debentures and the Capchase Loan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the "Annual Report"). During the nine months ended December 31, 2025, there were no material changes to the risk factors that were disclosed in our Annual Report except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $6.5 million and $14.7 million for the fiscal years ended March 31, 2025 and 2024, respectively, and cash (used in) provided by operating activities of $(0.2) million and $2.2 million for the fiscal years ended March 31, 2025 and 2024, respectively, and had cash provided by (used in) operating activities of $2.4 million and $(0.7) million for the nine months ended December 31, 2025 and 2024, respectively. We incurred a net loss of $2.2 million and $4.6 million for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $38.3 million and a working capital of $2.8 million.

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

Our ability to meet our total liabilities of $8.9 million as of December 31, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Risks Related to Our Relationship with LiveOne and its Indebtedness

LiveOne may not have the ability to repay the amounts then due under its Debentures at maturity. If LiveOne does not comply with the provisions of its Debentures agreements, the senior lenders may, among other things, terminate their obligations to LiveOne, accelerate its debt and/or require us to repay all outstanding amounts owed thereunder to and/or take possession of our assets and property constituting the collateral thereunder.

On May 19, 2025 (the “Closing Date”), LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of December 31, 2025, $13.1 of the principal amount of the Debentures is due and matures in fiscal 2029. In addition, as of December 31, 2025, $0.1 million of the principal amount of the secured loan from Capchase to LiveOne remained unpaid (the “Capchase Loan”), with the final amortization payment due on February 4, 2026. The Capchase Loan was repaid in full in February 2026. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $0.3 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

LiveOne’s failure to repay any outstanding amount under the Debentures would constitute a default under the Debentures. LiveOne’s Debentures financing agreements contain provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). LiveOne’s Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the senior lenders may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. If for any reason LiveOne fails to comply with the terms of the Debentures financing agreements, the senior lenders will have the right to declare a default under the Debentures financing agreements and at its option may immediately accelerate their debt and require LiveOne and/or our Company to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of December 31, 2025, LiveOne was in compliance with covenants under the Debentures and the Capchase Loan.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to fund our business and/or invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. LiveOne’s total outstanding consolidated indebtedness as of December 31, 2025, was $15.0 million, net of fees and discounts. While LiveOne and our Company have certain restrictions and covenants with LiveOne’s current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. LiveOne’s Debentures financing agreements contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. LiveOne’s debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that LiveOne and/or our Company will be able to generate sufficient cash flow or revenues to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

For a more detailed discussion of the various risks related to LiveOne’s digital asset treasury strategy please see LiveOne’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the SEC on July 15, 2025, LiveOne’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 13, 2026, and LiveOne’s other filings and submissions with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the nine months ended December 31, 2025, we issued 206,235 shares of our common stock valued at $0.4 million to various consultants. We valued these shares at prices between $1.79 and $1.98 per share, the market price of our common stock on the date of issuance.

During the nine months ended December 31, 2025, we issued 584,418 shares of our common stock valued at $1.0 million to LiveOne. We valued these share prices between $1.67 and $2.00 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased**	(or unit)**	programs	or programs*
October 1, 2025 – October 31, 2025	2,900	$4.61	2,900	$5,486,631
November 1, 2025 – November 30, 2025	-	$-	-	$5,486,631
December 1, 2025 – December 31, 2025	-	$-	-	$5,486,631
Total (October 1, 2025 – December 31, 2025)	2,900	$4.61	2,900	$5,486,631

* Represents LiveOne’s announced repurchase program pursuant to which LiveOne may repurchase shares of its and/or our common stock.

** Represents the Company's private repurchases of its common stock outside of LiveOne's announced repurchase program.

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

10.4	Securities Purchase Agreement, dated as of May 19, 2025, between the Company, LiveOne, Inc. and the Purchasers. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025).
10.5	Subsidiary Guarantee dated as of May 19, 2025, made by the Company and the other Guarantors, in favor of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025).
10.6	Security Agreement, dated as of May 19, 2025, among the Company, the other Guarantors, Purchasers and JGB Collateral, LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025).
10.7†	Employment Agreement, dated as of June 27, 2025, between the Company and Kit Gray (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).
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

PODCASTONE, INC.

Date: February 13, 2026	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)