Form 10-K
period 2026-03-31
PodcastOne, Inc.
filed 2026-06-29
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41795

PODCASTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2503373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive, Suite #295 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 858-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PODC	The NASDAQ Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2025, was approximately $12.3 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 26, 2026, the registrant had 30,065,514 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2026. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

We produce vodcasts (video podcasts), branded podcasts, merchandise and live events on behalf of our talent and clients. With a proven 360-degree advertiser solution for multiplatform integration opportunities and hyper-targeting, we deliver millions of monthly impressions, 5.8+ million monthly unique listeners and 19.5+ million IAB monthly downloads. With content covering all verticals (i.e. sports, entertainment, true-crime, business, audio dramas, self-growth, etc.), we provide a platform for brands to reach their most sought after targeted audiences. We intend to continue to acquire multiple assets over time and across a broad spectrum of podcast related media and companies. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2026 and 2025, our revenue was $61.7 million and $52.1 million, respectively, representing year-over-year growth of 18%.

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

Podcasts

In the United States, podcasts have historically been and are expected to continue to develop as a high growth segment within the next five years. An estimated 230 million Americans have listened to a podcast at some point in their life, with “superfans” consuming over 11 hours of content per week in 2025. Driven by product innovations and content accessibility, the podcast market represents significant growth and monetization potential in the long term.

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

When we are onboard new talent both parties have the common interest of creating content that advertisers want to purchase. We craft our deals with a percentage split of the advertising revenue (host-read embedded ads, DAI and programmatic) which strengthens our partnerships.

PodcastOne is a Leading Podcasting Company

PodcastOne is a leading advertiser-supported, on-demand digital audio network that provides creators and advertisers with a comprehensive 360-degree solution in sales, marketing, public relations, production, and distribution. PodcastOne has surpassed 3.9 billion total downloads with a community of 200 top podcasters, including Adam Carolla, Kaitlyn Bristowe, Jordan Harbinger, LadyGang, A&E's Cold Case Files and Varnamtown. PodcastOne has built a distribution network reaching over 1 billion monthly impressions across all channels, including YouTube, Spotify, Apple Podcasts, and iHeartRadio. We were one of the first podcast companies and transformed the podcast industry by allowing users to stream audio content (podcasts) on demand. In contrast, traditional radio relies on a linear distribution model in which stations and channels are programmed to deliver a limited programming options with little freedom of choice.

We are one of the largest independent podcast publishers with deep routed relationships with our creators, advertisers and distribution platforms. With over 5.8M unique downloads a month in the US and 19.5M global streams and downloads, our portfolio continues to grow with engaged listeners and top tier talent. As illustrated below, we have been recently ranked as high as #8 on the list of Top Podcast Publishers by the podcast metric company, Podtrac, as a leading podcast publisher.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over approximately 200 exclusive podcast shows that produces over 275 episodes per week and has generated over 228 million downloads during the year ended March 31, 2026.

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

	Year Ended
	March 31,
	2026	2025	YoY Growth
Number of podcast downloads	228,770,500	204,709,000	12%

The increase in the number of podcast downloads can be attributed to the increase in the number of podcasts in our podcast network.

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

Advertising Solutions for Partners ⸺ Our Ad-Supported Service has grown from $52.1 million in revenue for the year ended March 31, 2025 to $61.7 million in revenue for the year ended March 31, 2026, representing an increase of 18%. As more audio content is created and converting listeners to buyers, brands and advertisers are continuing to shift their marketing spends from traditional mediums to podcasting. A June 2025 survey by Advertiser Perceptions shows that “78% of agencies and advertisers currently advertise in podcasts, a 5X increase since the first IAB podcast upfront in 2015.

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

Value Propositions

The following elements denote the fundamental values of our PodcastOne community:

Easy audio making for everyone. We were one of the first online audio communities to provide a one-stop destination for creators to produce, edit, host and distribute audio content to consumer’s mobile and desktop devices. This has given us a wealth of experience to develop the turnkey production, sales and marketing services we offer make it possible for our partners to create high-quality, original podcasts. The monthly average number of downloads by our podcasts increased from approximately 17.1 million in the fiscal year ended March 31, 2025 to approximately 19.1 million in the same period in 2026, driven primarily by an increase in our partner networks from our podcast network.

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

“White Glove” Offerings. We differentiate ourselves from our competitors through deeply integrated sales, marketing, production and distribution services offered to creators once onboarded with PodcastOne. Our data driven marketing function range across in network cross promotion, social media best practices, video asset creation and off-network trade opportunities. As a result, we have cultivated a highly engaged listener community across a variety of verticals (True Crime, Sports, TV & Film, etc.). In the quarter ending March 31, 2026, PodcastOne had recorded a total of 5.9 million average monthly listeners. We prioritize establishing and maintaining an in-depth relationship with our creators so that we are viewed as a trusted and valued partner.

The Podcast Industry Keeps Growing While Radio is Shrinking. The podcast advertising marketing grew to $3.0B in 2025 and is expected to exceed $4.2B in 2026 and reach $5B by 2027. The spoken audio industry has shifted share of voice significantly from 78% radio/13% podcasts/19% other in 2014 to 39% radio/40% podcasts/21% other.

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

Increasing Penetration of Established Marketing. There is an opportunity for growth, even in more established markets. According to eMarketer, the number of podcast listeners is anticipated to grow to 122 million in 2026 and nearly 150 million listeners are expected to make podcasts a part of their media diet by 2027.

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

Content Strategy

At the core, our content strategy is about partnering with influencers and creators who will not only thrive in the audio space but who complement our current programming. Since July 2020 we have consistently ranked in the top 10 publishers according to Podtrac. We grow by continuing to identify what resonates with our listeners and delivering content consumers want to listen to.

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

Employees and Human Capital Resources

As of March 31, 2026, we had 37 full-time and no part-time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Available Information

Our main corporate website address is www.liveone.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 858-0888. All of our SEC filings are also available on our website at https://ir.podcastone.com/overview/default.aspx as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at https://ir.podcastone.com/overview/default.aspx. The information included on our website or social media accounts, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website or social media accounts are intended to be inactive textual references only.

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

●

If LiveOne does not comply with the terms of its Debentures (as defined below) its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $2.6 million and $6.5 million for the fiscal years ended March 31, 2026 and 2025, respectively, and cash provided by (used in) operating activities of $2.5 million and $(0.2) million for the fiscal years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $38.7 million and net working capital deficit of $2.9 million.

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

Our ability to meet our total liabilities of $8.3 million as of March 31, 2026, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

If LiveOne does not comply with the terms of its Debentures  its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.

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

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures will become due and payable by us in installments. As of May 31, 2026, the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

LiveOne’s Debentures contain certain provisions that limit its and our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures). If an event of default occurs and is continuing, the Debentures holders may among other things, terminate their obligations thereunder, accelerate their debt and require LiveOne and/or us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was entered in favor of SoundExchange, Inc. (“SX”) against LiveOne and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. In February 2023, LiveOne and Slacker settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in monthly payments subject to increase in the event LiveOne or Slacker complete certain future financings, which agreement, as amended in January 2025, requires LiveOne and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 monthly payments, unless LiveOne or Slacker repays the judgment amount earlier pursuant to the terms of the SX Settlement Agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. As of March 31, 2026, LiveOne and Slacker owed $0.2 million to SX under the SX Settlement Agreement. If for any reason LiveOne fails to comply with the terms of the SX Settlement Agreement, the Debentures holders may declare an event of default and at their option may immediately accelerate the Debentures debt and require LiveOne and/or us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition.

A default under the Debentures could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, LiveOne may not have sufficient funds to repay its Debentures or make cash payments as required by such debt agreements. Furthermore, upon the occurrence and during the continuation of any event of default, the Debentures holders shall have the right to, among other things, take possession of LiveOne’s, our Company’s and LiveOne’s and our respective subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of March 31, 2026, LiveOne was in compliance with all covenants under the Debentures.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of shares of our common stock and penny stock trading.

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. There can be no assurance that we will be able to continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance).

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

We plan to expand into international markets in the 2027 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, beginning with Current Reports on Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. The SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

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

Our success depends, to a large degree, upon certain key members of our management, particularly Kit Gray, our President, Robert Ellin, our Executive Chairman, Craig Christensen, our Interim Chief Financial Officer, and Sue McNamara, our Chief Revenue Officer. Mr. Gray has extensive knowledge about our business and our operations, and the loss of Mr. Gray, Mr. Ellin, Mr. Christensen or Ms. McNamara or any other key member of our senior management would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for Mr. Gray or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on podcasts and Content Providers, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. For example, please see more under “⸺ If LiveOne does not comply with the terms of its Debentures its senior lenders may terminate its obligations to LiveOne and require LiveOne and/or us to repay all outstanding amounts owed thereunder.” Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures will become due and payable by us in installments. As of March 31, 2026, $13.1 of the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $2.9 million due in fiscal 2027, $2.9 million due in fiscal 2028 and $11.2 million due in fiscal 2029.

LiveOne’s failure to repay any outstanding amount under the Debentures would constitute a default under the Debentures. LiveOne’s Debentures financing agreements contain provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). LiveOne’s Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the senior lenders may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. If for any reason LiveOne fails to comply with the terms of the Debentures financing agreements, the senior lenders will have the right to declare a default under the Debentures financing agreements and at its option may immediately accelerate their debt and require LiveOne and/or our Company to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of December 31, 2025, LiveOne was in compliance with covenants under the Debentures.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to us to invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. Its total outstanding consolidated indebtedness as of March 31, 2026 was $14.7 million, net of fees and discounts. In May 2025, LiveOne borrowed $16.5 million as a result of the issuance of the Debentures. Furthermore, while LiveOne has certain restrictions and covenants with its current indebtedness, LiveOne could in the future incur additional indebtedness beyond such amount, including by issuing the Additional Debentures subject to Conditions. LiveOne’s existing debt agreements with the senior lenders contain certain financial and restrictive covenants that require LiveOne to redeem a portion of the Debentures monthly, limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of LiveOne’s senior secured lenders or terminate our existing debt agreements. LiveOne’s debt agreements related to the Debentures also contain certain financial covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that LiveOne, our Company and LiveOne’s other subsidiaries will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We and/or LiveOne may also incur significant additional indebtedness in the future.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we qualify as a “controlled company” under listing requirements of The Nasdaq Capital Market. As of March 31, 2026, LiveOne continues to beneficially own a majority of our outstanding common stock and voting power. As a result, we are a “controlled company” under The Nasdaq Capital Market rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements; however, we do not currently intend to rely on such exemptions. Accordingly, we intend for our board of directors to have a majority of independent directors and the compensation committee and nominating committee of our board of directors to be comprised entirely of independent directors, and ensure that the compensation of our executive officers and nominees for directors are determined by or recommended to our board of directors by the independent members of our board of directors. To the extent we rely on one or more of these exemptions, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market.

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

Conflicts of interest may arise between LiveOne and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include the following:

●

Certain of our directors and management may have conflicts of interest. Robert Ellin and our other directors Ramin Arani and Jay Krigsman, serve as both our directors and as directors of LiveOne. Robert Ellin, our Executive Chairman, and Craig Christensen, our Interim Chief Financial Officer, serve both as our and LiveOne’s senior management. Such directors and officers owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for LiveOne and us.

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

For a more detailed discussion of the various risks related to LiveOne’s digital asset treasury strategy please see LiveOne’s Annual Report on Form 10-K for the year ended March 31, 2026 filed with the SEC on June 29, 2026, LiveOne’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 13, 2026, and LiveOne’s other filings and submissions with the SEC.

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

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2025, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Our management team, specifically our President and Interim Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

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

Item 2. Properties

PodcastOne leases its Los Angeles premises located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210 consisting of approximately 1,398 square feet of office and podcast studio space under a lease agreement expiring in November 2027. We believe that this property is in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Number of Holders

As of March 31, 2026, there were 392 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2026

During the fiscal year ended March 31, 2026, we issued an aggregate of 1,299,527 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Year 2026

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs*	or programs
January 1, 2026 – January 31, 2026	-	$-	-	$5,486,631
February 1, 2026 - February 28, 2026	-	$-	-	$5,486,631
March 1, 2026 - March 31, 2026	-	$-	-	$5,486,631
Total (January 1, 2026 – March 31, 2026)	-	$-	-	$5,486,631

* See Note 10 - Stockholders' Equity under the header Issuance of Common Stock to PodcastOne Service Providers for settlement of the Company's non-employee shares during the fiscal year ended March 31,2026.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Annual Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: LiveOne’s reliance on its largest OEM customer for a substantial percentage of its revenue; LiveOne’s and our ability to consummate any proposed financing, acquisition, merger, distribution or other transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to attract, maintain and increase the number of its listeners; PodcastOne identifying, acquiring, securing and developing content; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under LiveOne’s stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; LiveOne’s ability to maintain compliance with certain financial and other covenants; PodcastOne successfully implementing its growth strategy, including relating to its technology platforms and applications; management’s relationships with industry stakeholders; LiveOne’s ability to repay its indebtedness when due; LiveOne’s ability to satisfy the conditions for closing on its announced additional convertible debentures financing; LiveOne’s ability to implement its digital assets treasury strategy and/or purchase digital assets from time to time pursuant to such strategy, including for up to the maximum announced amount, and other risks related to such strategy; uncertain and unfavorable outcomes in legal proceedings and/or our and/or LiveOne’s ability to pay any amounts due in connection with any such legal proceedings; changes in economic conditions; competition; risks and uncertainties applicable to the businesses of our Company, LiveOne and/or LiveOne’s other subsidiaries; and other risks, uncertainties and factors including, but not limited to, those described in Part II – Item 1A of this Annual Report and in our other filings and submissions with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2026, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), Apple Podcasts, Spotify, Amazon Music and more. We are a majority owned subsidiary of LiveOne, Inc., a Delaware corporation and a Nasdaq-listed company (“LiveOne”). We have recently been ranked as high as #8 on the list of Top Podcast Publishers by the podcast metric company Podtrac, as a leading podcast publisher.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the years ended March 31, 2026 and 2025, our revenue was $61.7 million and 52.1 million, respectively, representing year-over-year growth of 18%.

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

Our Business Model

We are an Ad-Supported Service that provides free content to listeners via their mobile and desktop devices. We generate revenue from the sale of audio, video and social advertising delivered through advertising impressions. We generally enter into arrangements with advertising agencies that purchase advertising on our platform on behalf of the agencies’ clients. These advertising arrangements typically specify the type of advertising product, pricing, insertion dates, and number of impressions in a stated period. Revenue for our Ad-Supported segment is affected primarily by the number of a show’s listeners and our ability to provide innovative advertising products that are relevant to our Ad-Supported Users and enhance returns for our advertising partners. Our advertising strategy centers on the belief that advertising products that are based on content and are relevant to the Ad-Supported User can enhance Ad-Supported Users’ experiences and provide even greater returns for advertisers through the strength of our host-read embedded promos. According to a Audacy Inc. Survey in 2025, an estimated 68% of listeners believe the hosts actually use the products and services they recommend and 76% of podcast listeners say they have bought something from hearing a podcast ad. Offering advertisers additional ways to purchase advertising on a programmatic basis is another key way that we expand our portfolio of advertising products and enhance advertising revenue. Furthermore, we continue to focus on analytics and measurement tools to evaluate, demonstrate, and improve the effectiveness of advertising campaigns on our platform.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 200 exclusive podcast shows that produces over 300 episodes per week and has generated over 200 million downloads to date.

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

	Year Ended
	March 31,
	2026	2025	YoY Growth
Number of podcast downloads	228,770,500	204,709,000	12%

The increase in the number of podcast downloads can be attributed to the increase in the number of podcasts in our podcast network.

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

Basis of Presentation

Our results of operations and financial position are consolidated with LiveOne’s financial statements and these financial statements have been derived as if we had operated on a standalone basis during the years ended March 31, 2026 and 2025. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect our results of operations, financial position and cash flows had we engaged in such transactions with an unrelated third party during the years ended March 31, 2026 and 2025. Accordingly, our historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future, if and when we contract at arm’s length with unrelated third parties for services they receive from LiveOne.

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

	Year Ended
	March 31,
	2026	2025

Revenue:	$61,671	$52,119

Operating expenses:
Cost of sales	54,101	47,394
Sales and marketing	3,239	3,479
Product development	46	52
General and administrative	6,354	6,205
Impairment of intangible and fixed assets	-	334
Amortization of intangible assets	573	1,089
Total operating expenses	64,313	58,553
Loss from operations	(2,642)	(6,434)

Other income (expense):
Other expense	(2)	-
Total other expense, net	(2)	-

Loss before provision for income taxes	(2,644)	(6,434)
Provision for income taxes	-	24
Net loss	$(2,644)	$(6,458)

Net loss per share – basic and diluted	$(0.10)	$(0.26)
Weighted average common shares – basic and diluted	26,648,322	24,381,613

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2026	2025	% Change
Depreciation expense
Cost of sales	$32	$145	(78)%
Sales and marketing	20	85	(76)%
General and administrative	(8)	20	(140)%
Total depreciation expense	$44	$250	(82)%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended
	March 31,
	2026	2025	% Change
Stock-based compensation expense
Cost of sales	$4,722	$93	4977%
Sales and marketing	253	31	716%
General and administrative	3,236	4,091	(21)%
Total stock-based compensation expense	$8,211	$4,215	95%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended
	March 31,
	2026	2025
Revenue	100%	100%
Operating expenses
Cost of sales	88%	91%
Sales and marketing	5%	7%
Product development	0%	0%
General and administrative	10%	12%
Impairment of intangible assets	0%	1%
Amortization of intangible assets	1%	2%
Total operating expenses	104%	112%
Income (loss) from operations	(4)%	(12)%
Other income (expense), net	(0)%	0%
Loss before income taxes	(4)%	(12)%
Income tax provision	0%	0%
Net loss	(4)%	(12)%

Revenue

Revenue increased $9.6 million, or 18%, for our fiscal year ended March 31, 2026 ("fiscal 2026") compared to our year ended March 31, 2025 ("fiscal 2025"). The increase in revenue was primarily due to growth in direct ad revenue of $6.3 million and an increase in barter revenue of $3.0 million due to an increase in advertising demand as a result of our increased partnerships and podcasts delivered.

Cost of sales

Cost of sales increased $6.7 million, or 14%, for fiscal 2026 compared to fiscal 2025. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Operating Expenses

	Year Ended
	March 31,
	2026	2025	% Change
Sales and marketing expenses	$3,239	$3,479	(7)%
Product development	46	52	(12)%
General and administrative	6,354	6,205	2%
Impairment of intangible assets	-	334	100%
Amortization of intangible assets	573	1,089	(47)%
Total Other Operating Expenses	$10,212	$11,159	(8)%

Sales and Marketing

Sales and marketing expenses decreased $0.2 million, or 7%, for fiscal 2026 compared to fiscal 2025. The decrease was primarily due to less advertising spending as it pertained to marketing our podcast shows.

Product Development

Product development decreased $6,000, or 12%, for fiscal 2026 compared to fiscal 2025. The decrease was primarily due to a decrease in project activity.

General and Administrative

General and administrative expenses increased $0.1 million, or 2%, for fiscal 2026 compared to fiscal 2025. The increase was primarily due to an increase in stock-based compensation and our legal and accounting fees.

Impairment of Intangible and Fixed Assets

Impairment of intangible assets decreased by $0.3 million, or 100%, for fiscal 2026 compared to fiscal 2025. The decrease is attributed to the cancellation of a show previously acquired (see Note 4 – Goodwill and Intangible Assets) in the amount of $.02 million and the remining due to ceasing to use some of the company's internally developed software.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.5 million, or 47%, for fiscal 2026 compared to fiscal 2025. The decrease can be attributed to the decrease in content related intangibles associated with the write-off of certain podcasts.

Other Income (Expense), net

	Year Ended
	March 31,
	2026	2025	% Change
Total other income (expense), net	$(2)	$-	100%

Other income (expense), net decreased $2,000, or 100%, for fiscal 2026 compared to fiscal 2025. The change was not deemed significant.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31, 2026 and 2025 (in thousands):

					Non-
					Recurring
		Depreciation	Stock-Based	Stock-Based	Acquisition and	Other	(Benefit)
	Net Income	and	Compensation	Compensation	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Employees & Directors	Third Party Service	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2026
Total	$(2,644)	$616	$1,654	$6,557	$120	$2	$-	$6,305

Year Ended March 31, 2025
Total	$(6,458)	$1,671	$2,671	$1,544	$47	$-	$24	$(501)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Year Ended
	March 31,
	2026	2025

Revenue:	$61,671	$52,119
Less:
Cost of sales	(54,101)	(47,394)
Amortization of developed technology	(31)	(227)
Gross Profit	7,539	4,498

Share-based compensation	4,722	93
Depreciation	32	145
Developed technology	31	227
Contribution Margin	$12,324	$4,963

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

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising services are rendered as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents in the amount of $3.5 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. All of such Bridge Notes were converted into shares of our common stock in connection with the completion of our Direct Listing. As of March 31, 2026, we had a net related party receivable balance of $0.3 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

Sources of Liquidity

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received warrants to purchase shares of our common stock (the “Bridge Warrants”), and we also issued warrants to purchase shares of our common stock to the placement agent in the offering (the “Placement Agent Warrants”). The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. On September 8, 2023, we completed a Qualified Event (as defined in the Bridge Notes) as a result of our direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock at the conversion price of $3.00 per share, and the exercise price of the Bridge Warrants and the Placement Agent Warrants was fixed at $3.00 per share. All of the 3,114,000 Bridge Warrants and the Placement Agent Warrants were issued and outstanding as of March 31, 2026.

In August 2023, LiveOne entered into a $1.7 million secured loan with Capchase which accrues interest at 8% and matures 30 months form issuance (the “Capchase Loan”). On January 28, 2025, LiveOne entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with its then senior lender to update certain terms of its former credit facility (the “ABL Credit Facility”), including to reduce the principal amount outstanding under the promissory note underlying the facility (the “Promissory Note”) to $3,750,000, reflecting LiveOne’s repayment of the ABL Credit Facility as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025. The Capchase Loan was repaid in full in February 2026.

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

As of May 31, 2025, LiveOne’s total outstanding consolidated indebtedness was $14.7 million, net of fees and discounts, which consisted of the Debentures and a SBA loan.

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

As of the date of this Annual Report, holders of 1,243,998 Bridge Warrants (other than LiveOne) exercised their warrants for cash at an exercise price of $3.00 per share resulting in proceeds to us of approximately $3.73 million. LiveOne also exercised all of its 1.1 million Bridge Warrants.

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

Subject to applicable limitations in the instruments governing our outstanding indebtedness, if any, we may also use our current cash and cash equivalents to repurchase shares of our common stock, and pay down our debt, if any, and/or LiveOne's debt, in part or in full. We may do so in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, content, platform and technologies.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses which was $2.6 million for the year ended March 31, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2026 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 6, 7, and 8 to our financial statements included elsewhere in this Annual Report).

Sources and Uses of Cash

Cash Flows

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$2,452	$(212)
Net cash used in investing activities	(22)	(154)
Net cash used in financing activities	-	-
Net change in cash, cash equivalents and restricted cash	$2,430	$(366)

Cash  Provided By (Used In) Operating Activities

Net cash provided by operating activities for the year ended March 31, 2026 of $2.5 million primarily resulted from our net loss during the period of $2.6 million, which included non-cash charges of $3.7 million largely comprised of depreciation and amortization, stock-based compensation and provision for credit losses. The remainder of our sources of cash used in operating activities of $1.4 million for this period was from changes in our working capital.

Net cash provided by our operating activities for the year ended March 31, 2025 of $0.2 million primarily resulted from our net loss during the period of $6.5 million, which included non-cash charges of $4.4 million largely comprised of depreciation and amortization, stock-based compensation, provision for credit losses and impairment of intangibles. The remainder of our sources of cash used in operating activities of $1.8 million for this period was from changes in our working capital, including $2.4 million from timing of intercompany payables/receivables.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2026 of $22,000 was principally due to the $22,000 of cash used for the purchase of property and equipment during such period.

Net cash used in investing activities for the year ended March 31, 2025 of $0.2 million was principally due to the $0.2 million of cash used for the purchase of property and equipment during such period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended March 31, 2026 was none.

Net cash used in financing activities for the year ended March 31, 2025 was none.

Debt Covenants

As of March 31, 2026, LiveOne was in compliance with all of its Debenture debt covenants.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

PodcastOne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PodcastOne, Inc. (a subsidiary of LiveOne, Inc.) (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, CA

June 29, 2026

PCAOB ID No. 324

PODCASTONE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2026	2025

Assets
Current Assets
Cash and cash equivalents	$3,509	$1,079
Accounts receivable, net	7,331	6,246
Prepaid expense and other current assets	231	230
Total Current Assets	11,071	7,555
Property and equipment, net	204	59
Goodwill	12,041	12,041
Intangible assets, net	613	1,186
Related party receivable	5,268	354
Total Assets	$29,197	$21,195

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$6,932	$5,539
Lease liabilities	70	-
Related party payable	5,004	514
Total Current Liabilities	12,006	6,053
Lease liabilities, non-current	97	-
Total Liabilities	12,103	6,053

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and March 31, 2025, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized as of March 31, 2026 and March 31, 2025, respectively; 27,315,634 and 26,016,107 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	-	-
Additional paid in capital	55,807	51,211
Accumulated deficit	(38,713)	(36,069)
Total stockholders’ equity	17,094	15,142
Total Liabilities and Stockholders’ Equity	$29,197	$21,195

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	March 31,
	2026	2025

Revenue:	$61,671	$52,119

Operating expenses:
Cost of sales	54,101	47,394
Sales and marketing	3,239	3,479
Product development	46	52
General and administrative	6,354	6,205
Impairment of intangible and fixed assets	-	334
Amortization of intangible assets	573	1,089
Total operating expenses	64,313	58,553
Loss from operations	(2,642)	(6,434)

Other income (expense):
Other expense	(2)	-
Total other expense, net	(2)	-

Loss before provision for income taxes	(2,644)	(6,434)

Provision for income taxes	-	24
Net loss	$(2,644)	$(6,458)

Net loss per share – basic and diluted	$(0.10)	$(0.26)
Weighted average common shares – basic and diluted	26,648,322	24,381,613

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142
Stock-based compensation	-	-	1,910	-	1,910
Vested employee restricted stock units	120,250	-	-	-	-
Common stock issued for services	273,088	-	941	-	941
Contribution from parent	906,189	-	1,745	-	1,745
Net loss	-	-	-	(2,644)	(2,644)
Balance as of March 31, 2026	27,315,634	$-	$55,807	$(38,713)	$17,094

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2024	23,608,049	$-	$45,952	$(29,611)	$16,341
Stock-based compensation	-	-	1,940	-	1,940
Vested employee restricted stock units	710,565	-	-	-	-
Common stock issued for services	381,613	-	806	-	806
Contribution from parent	1,315,880	-	2,513	-	2,513
Net loss	-	-	-	(6,458)	(6,458)
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,644)	$(6,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	616	1,338
Stock-based compensation	2,851	2,747
Impairment of fixed assets	-	158
Impairment of intangibles	-	176
Provision for credit losses	183	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,268)	(218)
Prepaid expenses and other current assets	(1)	876
Related party receivable/payables, net	1,321	2,415
Accounts payable and accrued liabilities	1,394	(1,196)
Other liabilities	-	(46)
Net cash provided by (used in) operating activities	2,452	(212)

Cash Flows from Investing Activities:
Purchases of property and equipment	(22)	(154)
Net cash used in investing activities	(22)	(154)

Net change in cash and cash equivalents	2,430	(366)
Cash and cash equivalents, beginning of period	1,079	1,445
Cash and cash equivalents, end of period	$3,509	$1,079

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$201	$-
Common stock issued in connection with repayment of intercompany balance	$1,745	$2,513
Accrued expenses written off associated with intangible asset impairment	$-	$695

The accompanying notes are an integral part of these consolidated financial statements.

PODCASTONE, INC.

Notes to the Consolidated Financial Statements

for the Years Ended March 31, 2026 and 2025

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the years ended March 31, 2026 and 2025. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the years ended March 31, 2026 and 2025. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash, cash equivalents amounted to $3.5 million as of March 31, 2026). The Company has an accumulated deficit of $38.7 million and had a working capital of $2.9 million as of March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

All LiveOne's common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Annual Report on Form 10-K, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets and the fair value of the Company’s equity-based compensation awards. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the years ended March 31, 2026 and 2025, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. The Company estimates the fair value of the transaction price based on prices charged to similar customers and services provided for similar services. Barter revenue for the years ended March 31, 2026 and 2025 was $28.0 million and $25.0 million, respectively. The Company's barter revenue is attributed to one customer and comprised of 45% and 48% of its revenue for the years ended March 31, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.2 million and $0.2 million for the years ended March 31, 2026 and 2025, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s consolidated statements of cash flows for the years ended March 31, 2026 and 2025 (in thousands):

	March 31,	March 31,
	2026	2025
Total cash and cash equivalents	$3,509	$1,079

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

The Company’s accounts receivable at March 31, 2026 and 2025 are as follows (in thousands):

	March 31,	March 31,
	2026	2025
Accounts receivable, gross	$7,586	$6,318
Less: Allowance for credit losses	(255)	(72)
Accounts receivable, net	$7,331	$6,246

Related Party Receivable and Payables

LiveOne has historically maintained a lending relationship with the Company in order to supplement the Company’s working capital needs. As of March 31, 2026 and 2025, the net receivable (payable) from the Company to LiveOne was $0.3 million and $(0.2) million, respectively. LiveOne does not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on the Company’s annual impairment assessment, no impairments of goodwill were identified during the years ended March 31, 2026 and 2025, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The Company recorded an impairment loss of none and $0.2 million during the years ended March 31, 2026 and 2025, respectively.

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

Note 3 — Property and Equipment

The Company’s property and equipment at March 31, 2026 and 2025 was as follows (in thousands):

	March 31,	March 31,
	2026	2025
Property and equipment, net
Computer, machinery, and software equipment	$134	$132
Furniture and fixtures	14	14
Leasehold improvements	91	91
Right-of-use assets	166	-
Capitalized internally developed software	-	944
Total property and equipment	405	1,181
Less accumulated depreciation and amortization	(201)	(1,122)
Total property and equipment, net	$204	$59

Depreciation expense was $0.1 million and $0.2 million for the years ended March 31, 2026 and 2025, respectively. The Company recorded an impairment of none and $0.2 million and none for the years ended March 31, 2026 and 2025, respectively. The impairment for the year ended March 31, 2025 can be attributed to the Company ceasing to use some of its internally developed software.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the year ended March 31, 2026 (in thousands):

Goodwill
Balance as of March 31, 2025	$12,041
Acquisitions	-
Balance as of March 31, 2026	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$3,045	$184
Brand and trade names	1,010	581	429
Total	$4,239	$3,626	$613

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$2,573	$656
Brand and trade names	1,010	480	530
Total	$4,239	$3,053	$1,186

The Company’s amortization expense on its finite-lived intangible assets was $0.6 million and $1.1 million for the years ended March 31, 2026 and 2025, respectively.

The Company recorded an impairment charge of none and $0.2 million for the year ended March 31, 2026 and 2025, respectively. The impairment for the year ended March 31, 2025 was the result of the winding down of a podcast show acquired by PodcastOne.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2027	$346
2028	101
2029	101
2030	65
Total	$613

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at  March 31, 2026 and 2025 were as follows (in thousands):

	March 31,	March 31,
	2026	2025
Accounts payable	$965	$1,285
Accrued revenue share	5,164	1,962
Other accrued liabilities	803	2,292
Total	$6,932	$5,539

Accrued revenue share can be attributed to monies owed to content creators who contribute their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — Leases

The Company's operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million and $0.1 million for the years ended March 31, 2026 and 2025, respectively.

Operating lease cost for the years ended March 31, 2026 and 2025 consist of the following (in thousands):

	Year Ended	Year Ended
	March 31,	March 31,
	2026	2025
Fixed rent cost	$36	$-
Short term lease cost	80	68
Total operating lease cost	$116	$68

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	March 31,
Operating leases	2026	2025
Operating lease right-of-use assets	$166	$-

Operating lease liability, current	$70	$-
Operating lease liability, noncurrent	97	-
Total operating lease liabilities	$167	$-

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Future maturities of our operating lease is as follows (in thousands):

For Years Ending March 31,
2027	$103
2028	69
Total lease payments	172
Less: imputed interest	(5)
Present value of operating lease liabilities	$167

Note 7 — Related Party Transactions

As of March 31, 2026, the Company’s parent, LiveOne, holds approximately 19.3 million shares of the Company's common stock and 1,100,000 common stock warrants to purchase shares of the Company with an exercise price of $3.00 per share. In addition, directors and management affiliated with LiveOne hold approximately 1.8 million shares of the Company's common stock.

During the years ended March 31, 2026 and 2025, the Company was allocated expenses by LiveOne attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the years ended March 31, 2026 and 2025, was $1.3 million and $1.0 million, respectively.

As of March 31, 2026 and 2025, the Company had a related party payable owed to LiveOne of $5.0 million and $0.5 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company (See Note 2 – Summary of Significant Accounting Policies). As of March 31, 2026 and 2025, the Company had a related party receivable from LiveOne of $5.3 million and $0.4 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the year ended March 31, 2026 and 2025, the Company issued 906,189 and 1,315,880 shares of its common stock, respectively, with a fair value of $1.7 million and $2.5 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 8 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2026, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $0.1 million and $0.1 million for the fiscal year ending March 31, 2027 and 2028, respectively.

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

On  January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the year ended March 31, 2026 and 2025 the Company recognized revenue of $ 7.8 million and $0.8 million from the Agreement, respectively.

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

Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Initial Debentures, at any time after   May 19, 2026, LiveOne   may elect to prepay all, but not less than all, of the then outstanding Initial Debentures for a prepayment amount equal to the outstanding principal balance of the outstanding Initial Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (the “Prepayment Premium”): (a) if the Initial Debentures are prepaid after   May 19, 2026, but on or prior to   May 19, 2027, 5% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne); and (c) if the Initial Debentures are prepaid on or after   May 19, 2027, but prior to the maturity date of the Initial Debentures, 4% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by LiveOne). Subject to the satisfaction of certain conditions, LiveOne shall be required to prepay the entire outstanding principal amount of all of the outstanding Initial Debentures in connection with a Change of Control Transaction (as defined in the Initial Debentures) for a prepayment amount equal to the outstanding principal balance of the outstanding Initial Debentures, plus all accrued and unpaid interest thereon, plus the applicable Prepayment Premium based on when such Change of Control Transaction occurs within the period set forth above applicable to such Prepayment Premium; provided, that (x) if a Change of Control Transaction occurs on or prior to   May 19, 2026, plus 10% of the entire outstanding principal balance of the outstanding Initial Debentures; (y) if the Specified Carve-Out Transaction (as defined in the Debentures) in consummated, LiveOne shall be required to prepay the Initial Debentures, in an aggregate amount equal to the lower of the outstanding principal balance of the outstanding Initial Debentures and $7,500,000, in each case, plus the applicable Prepayment Premium, and (z) if a Permitted Disposition (as defined in the Debentures) pursuant to clause (g) of the definition thereof is consummated, LiveOne shall be required to prepay the Initial Debentures in an aggregate amount equal to the lower of the outstanding principal balance of the outstanding Initial Debentures and 50% of the first $1,000,000 of net proceeds resulting from such Permitted Disposition up to $1,000,000 and 25% of such net proceeds in excess of $1,000,000, in each case, plus the applicable Prepayment Premium.

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

LiveOne used the net proceeds from the Offering to fund the acquisition of cryptocurrencies, the development and implementation of a cryptocurrency treasury strategy and for working capital and general corporate purposes.

LiveOne Preferred Stock Exchange

On   July 15, 2025, LiveOne entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, LiveOne’s Chief Executive Officer, Chairman, director and principal stockholder of LiveOne and Executive Chairman of our Company (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of LiveOne’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 300,000 shares of LiveOne’s common stock, at a price of $1.50 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 150,000 shares of LiveOne’s common stock at the same price, and (ii) the Harvest Funds and Trinad Capital received 300,000 and 150,000 three-year warrants to purchase LiveOne’s common stock exercisable at a price of $0.10 per share.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all of the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the years ended March 31, 2026 and 2025, respectively.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of March 31, 2026, LiveOne, Inc. owned approximately 18.4 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants (as defined below) held by LiveOne), which constituted approximately 71% of the Company’s issued and outstanding shares of common stock as of such date.

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

On September 8, 2023, the Company completed the Spin-Out and converted the outstanding PC1 Bridge Loan (as defined below) into 2,340,707 shares of common stock based on a fair value of $4.39 per share, which was the closing price of the stock on the date of conversion. The book value of the PC1 Bridge Loan and the bifurcated embedded derivative were converted into additional paid in capital, which equaled the fair value of the 2,340,707 shares issued for the conversion of the PC1 Bridge Loan. As a result of the completion of the Spin-Out and the PodcastOne shares becoming publicly traded, the Company reclassified its warrant liability to equity as a result of the strike price and number of warrants becoming fixed at $3.00 per share, which resulted in a $9.1 million increase to additional paid in capital. In addition, the Company's derivative liability was written to zero as the redemption feature was unexercised.

LiveOne 2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 1,260,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 500,000 shares increasing the total up to 1,760,000 shares, which increase was formally adopted by LiveOne in June 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of $0.1 million and $1.7 million during the years ended March 31, 2026 and 2025, respectively. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, unrecognized compensation costs for unvested awards to employees was none,

The following table provides information about LiveOne’s option grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2026	2025

Number of options granted	-	1,500
Weighted-average exercise price per share	$-	$8.10
Weighted-average grant date fair value per share	$-

The grant date fair value of each of these option grants to employees was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2026	2025

Expected volatility	0%	84%
Dividend Yield	-%	-%
Risk-free rate	0%	4%
Expected term (in years)	-	5.88

The following table summarizes the activity of LiveOne’s options issued to the Company’s employees during the years ended March 31, 2026 and 2025:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of April 1, 2024	14,000	$18.70
Granted	1,500	8.10
Exercised	-	-
Forfeited or expired	(1,500)	42.00
Outstanding as of March 31, 2025	14,000	15.10
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,500)	50.60
Outstanding as of March 31, 2026	12,500	$10.80
Exercisable as of March 31, 2026	12,500	$10.80

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of  March 31, 2026 was 5.88 years and 5.88 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2026 and 2025, respectively. The intrinsic value of options exercised was none and none, at March 31, 2026 and 2025

The fair value of stock options outstanding and exercisable at March 31, 2026 was $0.1 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2025 was $0.2 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of March 31, 2026, unrecognized compensation costs for unvested LiveOne restricted stock unit awards to the Company's employees was none.

The following table provides information about LiveOne’s restricted stock units grants made to the Company’s employees during the last two fiscal years:

	Year Ended March 31,
	2026	2025

Number of units granted	17,500	5,000
Weighted-average grant date fair value per share	$5.50	$1.10

The following table summarizes the activity of LiveOne’s restricted stock units issued to the Company’s employees during the years ended March 31, 2026 and 2025:

Number of
Shares
Outstanding as of April 1, 2024	18,250
Granted	5,000
Vested	(19,416)
Cancelled	-
Outstanding as of March 31, 2025	3,834
Granted	17,500
Vested	(6,875)
Cancelled	(1,334)
Outstanding as of March 31, 2026	13,125

The fair value of restricted stock units that vested during the years ended  March 31, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

PodcastOne 2022 Equity Incentive Plan

On December 15, 2022, the Company’s board of directors and LiveOne as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of the Company’s common stock for issuance. On April 8, 2026, the Company amended the 2022 Plan to increase the number of shares of common stock available for issuance under the 2022 Plan by 2,000,000 shares (the “EIP Increase”), which EIP Increase was previously approved by the Company’s board of directors. The EIP Increase is subject to approval of the Company’s stockholders, which the Company anticipates obtaining at its 2026 annual meeting of stockholders. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan.

The following table summarizes the activity of the Company's restricted stock units issued to employees under the 2022 Plan during the years ended March 31, 2026:

Number of
Shares
Outstanding as of April 1, 2024	591,560
Granted	485,967
Vested	(795,927)
Forfeited or expired	(49,250)
Outstanding as of March 31, 2025	232,350
Granted	1,381,883
Vested	(595,783)
Forfeited or expired	(75,000)
Nonvested as of March 31, 2026	943,450

During the year ended  March 31, 2026, the Company recognized $2.1 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $0.9 million for the year ended March 31, 2026, which is expected to be recognized over a weighted-average service period of 1.23 years.

Issuance of Common Stock to PodcastOne Service Providers

During the years ended March 31, 2026 and 2025 the Company awarded non-employees shares for services provided. The Company record the value of the expense based on the fair value of the common stock at issuance. The common stock issued to the non-employees vest immediately and may be repurchased by the Company. At time of issuance the Company records a liability attributed to the services provided. For the years ended March 31, 2026 and 2025, the Company incurred $6.6 million and $1.5 million in stock compensation expense. The Company settled $5.4 million of the non-employee shares in cash during the year ended March 31, 2026.

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

Warrants

On July 15, 2022, the Company completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for cash proceeds of $7.4 million, net of placement agent fees of $0.7 million, pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Warrants were classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of September 8, 2023 to equity within additional paid in capital. As of March 31, 2026 there were 3,114,000 PC1 Warrants outstanding.

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Loss before income taxes:
Domestic	$(2,644)	$(6,434)
Foreign	-	-
Total loss before income taxes	$(2,644)	$(6,434)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	17	24
Foreign	-	-
Total Current	17	24

Deferred:
U.S. Federal	(209)	(899)
State	(851)	(163)
Foreign	-	-
Total Deferred	(1,060)	(1,062)
Valuation allowance	1,043	1,062
Total provision for income taxes	$-	$24

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (dollars in thousands):

	Year Ended March 31, 2026

Income taxes computed at Federal statutory rate	$(555)	21.00%
State and local income taxes, net of federal income tax effect (a)	179	(6.78)%
Valuation allowance	209	(7.92)%
Other	167	(6.30)%
Total provision for taxes	$-	0.00%
(a) State taxes in California make up the majority of the tax effect in this category

Year Ended
March 31, 2025

Income taxes computed at Federal statutory rate	$(1,291)
State tax — net of federal benefit	(174)
Federal NOL true-up	31
Change in valuation allowance	1,063
Stock compensation	181
Other	214
Total provision for income taxes	$24

At March 31, 2026, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $14.1 million and $23.1 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2034. Of the $14.1 million of federal net operating loss carryforwards, $3.5 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period, the remaining $10.6 million can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2018 and forward are subject to examination by the federal tax authorities and tax years for 2015 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2026 and 2025, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$4,579	$3,732
Reserves and allowances	71	20
Accrued liabilities	176	151
Charitable contribution carryforward	1,083	946
Gross deferred tax assets	5,909	4,849
Valuation allowance	(5,909)	(4,849)
Net deferred tax liability	$-	$-

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $5.9 million and $4.8 million for the years ended March 31, 2026 and 2025, respectively. The valuation allowance increased by $1.1 million for the year ended March 31, 2026.

Note 12 — Subsequent Events

On April 8, 2026, the Company amended its 2022 Plan to increase the number of shares of its common stock available for issuance under the 2022 Plan by 2,000,000 shares, which increase was previously approved by the Company’s board of directors. Such increase is subject to approval of the Company’s stockholders, which the Company anticipates obtaining at its 2026 annual meeting of stockholders.

As of the date of this Annual Report, holders of 1,317,331 PC1 Warrants (other than LiveOne) exercised their warrants for cash at an exercise price of $3.00 per share resulting in proceeds to the Company of approximately $3.95 million. LiveOne also exercised all of its 1.1 million PC1 Warrants.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026 as described in Management’s Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our President and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2026. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2026, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

During the three-month period ended March 31, 2026, no officer or director of our Company adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of PodcastOne, Inc. (formerly Courtside Group, Inc.) included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2026 and 2025

●	Consolidated Statements of Operations for the year ended March 31, 2026 and 2025

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the year ended March 31, 2026 and 2025

●	Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).
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

PODCASTONE, INC.

Date: June 29, 2026	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: June 29, 2026	By:	/s/ Craig Christensen
	Name:	Craig Christensen
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes Robert Ellin, Kit Gray and Craig Christensen, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Christensen	Interim Chief Financial Officer	June 29, 2026
Craig Christensen	(Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Robert S. Ellin	Executive Chairman and Director	June 29, 2026
Robert Ellin

/s/ James Berk	Director	June 29, 2026
James Berk

/s/ Jay Krigsman	Director	June 29, 2026
Jay Krigsman

/s/ Ramin Arani	Director	June 29, 2026
Ramin Arani

/s/ Patrick Wachsberger	Director	June 29, 2026
Patrick Wachsberger

/s/ Carolyn Blackwood	Director	June 29, 2026
Carolyn Blackwood

/s/ Jon Merriman	Director	June 29, 2026
Jon Merriman