Form 10-Q
period 2026-06-30
PodcastOne, Inc.
filed 2026-08-14
CIK 1940177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 30,252,696 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

PODCASTONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PODCASTONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2026	2026
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,014	$3,509
Accounts receivable, net	7,588	7,331
Prepaid expense and other current assets	137	231
Total Current Assets	14,739	11,071
Property and equipment, net	173	204
Goodwill	12,041	12,041
Intangible assets, net	455	613
Related party receivable	10,877	5,268
Total Assets	$38,285	$29,197

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,481	$6,932
Lease liabilities	44	70
Related party payable, net	5,528	5,004
Total Current Liabilities	14,053	12,006
Lease liabilities	97	97
Total Liabilities	14,150	12,103

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 30,134,290 and 27,315,634 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	-	-
Additional paid in capital	64,406	55,807
Accumulated deficit	(40,271)	(38,713)
Total stockholders’ equity	24,135	17,094
Total Liabilities and Stockholders’ Equity	$38,285	$29,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2026	2025

Revenue:	$16,125	$14,994

Operating expenses:
Cost of sales	14,223	13,555
Sales and marketing	783	879
Product development	12	12
General and administrative	2,505	1,477
Amortization of intangible assets	158	125
Total operating expenses	17,681	16,048
Loss from operations	(1,556)	(1,054)

Other income (expense):
Other income (expense)	(2)	-
Total other (expense) income, net	(2)	-

Loss before provision for income taxes	(1,558)	(1,054)

Provision for income taxes	-	-
Net loss	$(1,558)	$(1,054)

Net loss per share – basic and diluted	$(0.05)	$(0.04)
Weighted average common shares – basic and diluted	28,813,806	24,133,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	27,315,634	$-	$55,807	$(38,713)	$17,094
Stock-based compensation	-	-	430	-	430
Vested employee restricted stock units	201,180	-	-	-	-
Exercise of common stock warrants	2,417,331	-	7,252	-	7,252
Common stock issued for services	200,145	-	917	-	917
Net loss	-	-	-	(1,558)	(1,558)
Balance as of June 30, 2026	30,134,290	$-	$64,406	$(40,271)	$24,135

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	26,016,107	$-	$51,211	$(36,069)	$15,142
Stock-based compensation	-	-	66	-	66
Contribution from parent	237,113	-	460	-	460
Common stock issued for services	63,542	-	102	-	102
Net loss	-	-	-	(1,054)	(1,054)
Balance as of June 30, 2025	26,316,762	$-	$51,839	$(37,123)	$14,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,558)	$(1,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	164	241
Stock-based compensation	2,897	1,465
(Reversal of) Provision for credit losses	(84)	-
Changes in operating assets and liabilities:
Accounts receivable	(173)	(573)
Prepaid expenses and other current assets	50	99
Related party receivables/payables	(3,335)	435
Accounts payable and accrued liabilities	1,592	290
Other liabilities	-	-
Net cash (used in) provided by operating activities	(447)	903

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(112)
Net cash used in investing activities	-	(112)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock warrants	3,952	-
Net provided by financing activities	3,952	-

Net change in cash and cash equivalents	3,505	791
Cash and cash equivalents, beginning of period	3,509	1,079
Cash and cash equivalents, end of period	$7,014	$1,870

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock accrued for to repay with intercompany balance	$-	$460

The accompanying notes are an integral part of these condensed consolidated financial statements.

PODCASTONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

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

Basis of Presentation

The results of operations and financial position of the Company are consolidated with LiveOne’s financial statements and these financial statements have been derived as if the Company had operated on a standalone basis during the three months ended June 30, 2026 and 2025. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2026, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2026. The amounts recorded for related party transactions with LiveOne may not be considered arm’s length transactions and therefore, the financial statements may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during the three months ended June 30, 2026 and 2025. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for services they receive from LiveOne. The results for the three months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2027 (“fiscal 2027”). The condensed consolidated balance sheet as of March 31, 2026 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K (the "Annual Report"), filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2026.

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

The Company’s principal sources of liquidity have historically been its debt issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $7.0 million as of June 30, 2026). The Company has an accumulated deficit of $40.3 million and working capital of $1.4 million as of June 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is looking for additional financing sources to attempt to secure additional interim financing, which is needed to continue its current level of business operations and satisfy its current obligations, unless such financing is provided by LiveOne, if at all. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet current operating and liquidity needs beyond July 2027. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, or that LiveOne will provide any financing to the Company, if at all, or that any such financing will be available on attractive terms or that it will not have a significant dilutive effect on the Company’s existing stockholders. In addition, management is unable to determine at this time whether any of these potential sources of liquidity will be adequate to support the Company’s future business operations. While the Company does not currently anticipate delays or hindrances to its current business operations and initiatives schedule due to liquidity constraints, without additional funding the Company   may not be able to continue its current level of business operations in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

All LiveOne's common stock share and per share data, and exercise price data for applicable LiveOne common stock equivalents, included in this Quarterly Report on Form 10-Q, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

Had the Company been operating on a stand-alone basis, the cost allocated would not be materially different for the three months ended June 30, 2026 and 2025, respectively.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. The Company estimates the fair value of the transaction price based on prices charged to similar customers and services provided for similar services. Barter revenue for the three months ended June 30, 2026 and 2025 was $7.0 million and $7.0 million, respectively.

Cost of Sales

Cost of sales consists of direct costs comprised of revenue sharing expenses owed to content creators and commissions.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

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

The following table provides amounts included in cash and cash equivalents presented in the Company’s interim unaudited condensed consolidated statements of cash flows as of June 30, 2026 and March 31, 2026 (in thousands):

	June 30,	March 31,
	2026	2026
Total cash and cash equivalents	$7,014	$3,509

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

The Company’s accounts receivable at June 30, 2026 and March 31, 2026 are as follows (in thousands):

	June 30,	March 31,
	2026	2026
Accounts receivable, gross	$7,927	$7,586
Less: Allowance for credit losses	(339)	(255)
Accounts receivable, net	$7,588	$7,331

Related Party Receivables and Payables

LiveOne has historically maintained an intercompany lending relationship with the Company in order to supplement the Company’s working capital needs. As of June 30, 2026 and March 31, 2026, the net receivable was $6.1 million and $0.3 million, respectively. LiveOne and the Company do not charge interest on these borrowings.

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

The Company’s annual goodwill impairment test is performed at the reporting unit level. The Company generally tests goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, the Company determines the fair value of the related reporting unit and compares this value to the recorded net assets of the reporting unit, including goodwill. The fair value of the Company’s reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. No indicators of impairments of goodwill were identified during the three months ended June 30, 2026 and 2025, respectively.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.  The Company recorded impairment losses of none and $0.2 million during the three months ended June 30, 2026 and 2025, respectively.

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

Note 3 — Property and Equipment

The Company’s property and equipment at June 30, 2026 and March 31, 2026 was as follows (in thousands):

	June 30,	March 31,
	2026	2026
Property and equipment, net
Computer, machinery, and software equipment	$134	$134
Furniture and fixtures	14	14
Leasehold improvements	91	91
Right-of-use assets	140	166
Total property and equipment	379	405
Less accumulated depreciation and amortization	(206)	(201)
Total property and equipment, net	$173	$204

Depreciation expense was $5,000 and $25,000 for the three months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2025 the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 4 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2026 (in thousands):

Goodwill
Balance as of March 31, 2026	$12,041
Acquisitions	-
Balance as of June 30, 2026	$12,041

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$3,178	$51
Brand and trade names	1,010	606	404
Total	$4,239	$3,784	$455

The Company’s finite-lived intangible assets were as follows as of March 31, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Content creator relationships	$3,229	$3,045	$184
Brand and trade names	1,010	581	429
Total	$4,239	$3,626	$613

The Company's amortization expense on its finite-lived intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2027 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2027 (remaining nine months)	$127
2028	101
2029	101
2030	101
2031	25
$455

Note 5 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2026 and March 31, 2026 were as follows (in thousands):

	June 30,	March 31,
	2026	2026
Accounts payable	$1,000	$965
Accrued revenue share	6,485	5,164
Other accrued liabilities	996	803
	$8,481	$6,932

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time of sale.

Note 6 — Related Party Transactions

As of June 30, 2026, the Company’s parent, LiveOne, owns approximately 20.4 million shares of the Company's common stock. In addition, as of June 30, 2026, directors and management affiliated with LiveOne beneficially own approximately 2.35 million shares of the Company's common stock.

During the three months ended June 30, 2026 and 2025, the Company was allocated expenses by its parent company, LiveOne, attributed to the overhead expenses incurred on behalf of the Company. The amount allocated to the Company from LiveOne for the three months ended June 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively.

As of June 30, 2026 and March 31, 2026, the Company had a related party payable owed to LiveOne of $5.5 million and $5.0 million, respectively, which primarily consisted of expenses related to overhead expenses paid on behalf of the Company. As of June 30, 2026 and March 31, 2026, the Company had a related party receivable from LiveOne of $10.9 million and $5.3 million, respectively, which primarily consisted of cash allocated to LiveOne.

During the three months ended June 30, 2026 and 2025, the Company issued none and 237,113 shares of its common stock, respectively, with a fair value of $0 and $0.5 million, respectively, in exchange for amounts owed under a cost sharing agreement between LiveOne and the Company.

Note 7 — Leases

The Company's operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Operating lease cost for the three months ended June 30, 2026 and 2025 consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
Fixed rent cost	$26	$9
Short term lease cost	4	20
Total operating lease cost	$30	$29

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	March 31,
Operating leases	2026	2026
Operating lease right-of-use assets	$140	$166

Operating lease liability, current	$44	$70
Operating lease liability, noncurrent	97	97
Total operating lease liabilities	$141	$167

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Future maturities of our operating lease is as follows (in thousands):

For Years Ending March 31,
2027 (remaining nine months)	$77
2027	68
2028	-
Total lease payments	145
Less: imputed interest	(4)
Present value of operating lease liabilities	$141

Note 8 — Commitments and Contingencies

Contractual Obligations

As of June 30, 2026, the Company is obligated under agreements with its content providers and other contractual obligations to make guaranteed payments as follows: $6.5 million. $4.2 million and $0.2 million for the fiscal years ending March 31, 2027, 2028 and 2029, respectively.

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

On  January 15, 2025, the Company entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across the Company’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay the Company a minimum guarantee of $15.0 million over the term of the Agreement based on the Company achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if the Company achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between the Company and ART19 based on gross sales revenue achieved by the Company under the Agreement. During the three months ended June 30, 2026 and 2025 the Company recognized revenue of $2.1 million and $1.4, respectively, from the Agreement.

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

Parent Company Debt

On May 19, 2025 (the “Closing Date”), LiveOne and the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers LiveOne’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne  may sell at its option to the Purchasers LiveOne’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne  may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

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

LiveOne’s obligations under the Debentures were guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its subsidiaries, including the Company, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Company and the other Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s, the Company’s and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, LiveOne, the Company and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. LiveOne must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity. As of June 30, 2026, LiveOne was in compliance with its debt covenants associated with the Initial Debentures.

On  August 5, 2025, LiveOne amended certain defined terms contained in the Initial Debentures to provide that LiveOne and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by LiveOne from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that LiveOne  may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable LiveOne to pursue its then announced digital asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers have a security interest in any purchased Crypto.

In June 2026, LiveOne determined to discontinue its digital asset treasury strategy, which it originally adopted in July 2025. LiveOne no longer intends to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, it disposed of all of its digital asset holdings. LiveOne does not expect the discontinuation of the strategy to affect its or our ongoing business operations.

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

LiveOne Preferred Stock Exchange

On  July 15, 2025, LiveOne entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, LiveOne’s Chief Executive Officer, Chairman, director and principal stockholder of LiveOne and Executive Chairman of our Company (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of LiveOne’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 300,000 shares of LiveOne’s common stock, at a price of $15.00 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 150,000 shares of LiveOne’s common stock at the same price, and (ii) the Harvest Funds and Trinad Capital received 300,000 and 150,000 three-year warrants to purchase LiveOne’s common stock exercisable at a price of $0.10 per share.

Note 9 — Employee Benefit Plan

The Company’s parent LiveOne sponsors a 401(k) plan (the “401(k) Plan”) covering all the Company’s employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the interim unaudited condensed consolidated financial statements for the three months ended June 30, 2026 and 2025.

Note 10 — Stockholders’ Equity

Spin-Out

Prior to the Spin-Out, LiveOne, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., canceled 127,984,230 shares of the Company’s common stock. As of June 30, 2026, LiveOne owned approximately 20.4 million shares of the Company’s common stock (not including any shares of common stock underlying the PC1 Warrants held by LiveOne), which constituted approximately 67.8% of the Company’s issued and outstanding shares of common stock as of June 30, 2026.

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

LiveOne 2016 Equity Incentive Plan

LiveOne’s board of directors and stockholders approved its 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 1,260,000 shares of LiveOne’s common stock for issuance. On September 17, 2020, LiveOne’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the 2016 Plan by 5,000,000 shares increasing the total up to 1,760,000 shares, which increase was formally adopted by LiveOne on June 28, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to LiveOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company’s employees were awarded options and restricted stock awards under the 2016 Plan, therefore an allocation of the share-based compensation was made to the Company from LiveOne. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, unrecognized compensation costs for unvested awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s options granted to the Company's employees during the three months ended June 30, 2026:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Shares	Share
Outstanding as of March 31, 2026	12,500	$10.80
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2026	12,500	$10.80
Exercisable as of June 30, 2026	12,500	$10.80

The weighted-average remaining contractual term for options to the Company's employees outstanding and options to the Company's employees exercisable as of June 30, 2026 was 4.96 years and 4.96 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at June 30, 2026.

The fair value of stock options outstanding and exercisable at June 30, 2026 was $0.1 million and $0.1 million, respectively. The fair value of stock options outstanding and exercisable at June 30, 2025 was $0.2 million and $0.2 million, respectively.

Restricted Stock Units Grants to the Company's Employees

As of June 30, 2026, unrecognized compensation costs for unvested LiveOne restricted stock units awards to the Company's employees was none.

The following table summarizes the activity of LiveOne’s restricted stock units granted to the Company's employees during the three months ended June 30, 2026:

Number of
Shares
Outstanding as of March 31, 2026	13,125
Granted	-
Vested	(4,375)
Forfeited	-
Outstanding as of June 30, 2026	8,750

The fair value of restricted stock units that vested during the three months ended June 30, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively.

PodcastOne 2022 Equity Incentive Plan

On December 15, 2022, the Company’s board of directors and LiveOne as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of the Company’s common stock for issuance. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan.

On  April 8, 2026, the Company amended its 2022 Plan to increase the number of shares of its common stock available for issuance under the 2022 Plan by 2,000,000 shares, which increase was previously approved by the Company’s board of directors and is subject to approval of the Company's stockholders.

The following table summarizes the activity of the Company's restricted stock units issued to its employees under the 2022 Plan during the three months ended June 30, 2026:

Number of
Shares
Nonvested as of March 31, 2026	943,450
Granted	250,000
Vested	(267,700)
Forfeited or expired	-
Nonvested as of June 30, 2026	925,750

During the three months ended  June 30, 2026 and 2025 the Company recognized $0.4 million and $0.1 million, respectively, of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.8 million, which is expected to be recognized over a weighted-average service period of 2.22 years.

Issuance of Common Stock to PodcastOne Service Providers

During the three months ended June 30, 2026 and 2025 the Company awarded non-employees shares for services provided. The Company record the value of the expense based on the fair value of the common stock at issuance. The common stock issued to the non-employees vest immediately and  may be repurchased by the Company. At time of issuance the Company records a liability attributed to the services provided. For the three months ended June 30, 2026 and 2025, the Company incurred $1.2 million and $2.2 million in stock compensation expense, respectively. The Company settled $1.0 million and $0.4 million of the non-employee shares in cash during the three months ended June 30, 2026 and 2025, respectively.

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

Warrants

On  July 15, 2022, the Company completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for cash proceeds of $7.4 million, net of placement agent fees of $0.7 million, pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of the Company’s common stock. The PC1 Warrants were classified as liabilities at inception of the PC1 Bridge Loan as they represent an obligation to deliver a variable number of shares of the Company’s common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $2.6 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On  September 8, 2023, as a result of the Spin-Out, the number of shares of PodcastOne's common stock into which PC1 Warrants were exercisable was fixed based on the exercise price of $3.00 per share. As a result, the Company reclassed its $9.1 million warrant liability as of  September 8, 2023 to equity within additional paid in capital. As of June 30, 2026, 2,417,331 PC1 Warrants were exercised for cash at a price of $3.00 per share and 696,670 PC1 Warrants remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “PodcastOne,” the “Company,” “we,” “our” or “us” and similar terms include PodcastOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2026, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to successfully implement our growth strategy, including relating to our technology platforms and applications; our ability to attract, maintain and increase the number of our listeners; management’s relationships with industry stakeholders; if and when required, our ability to obtain additional capital, including to fund our and/or LiveOne’s current debt obligations and to fund potential acquisitions and capital expenditures; our and/or LiveOne’s ability to consummate any proposed financing, acquisition, merger, distribution or other transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to identify, acquire, secure and develop content; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our content on an appliable platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our listeners utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and/or listeners desire to listen to; general economic and technological circumstances in the podcasting and digital streaming markets; our ability to obtain and maintain our current and new desirable content; the loss of, or failure to realize benefits from, agreements with our content providers and partners; unfavorable economic conditions in the podcasting industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future podcasting platforms and partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for podcasting and digital media streaming services and market acceptance for our products and services; LiveOne’s reliance on its largest OEM customer for a substantial percentage of its revenue; LiveOne’s intent to repurchase shares of its and/or our common stock from time to time under LiveOne’s announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; LiveOne’s ability to maintain compliance with certain of its financial and other covenants; our ability to generate sufficient cash flow to make payments on our and/or LiveOne’s indebtedness; LiveOne’s ability to repay its indebtedness when due; LiveOne’s ability to satisfy the conditions for closing on its announced additional convertible debentures financing; the uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us and/or LiveOne, our and/or LiveOne's respective subsidiaries, and/or our or LiveOne's ability to pay any amounts due in connection with any such legal proceedings, or third parties to whom we and/or LiveOne owes indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the podcasting and digital space; our ability to capitalize on investments in developing our service offerings, including our ability to deliver and develop upon current and future technologies; risks and uncertainties applicable to the businesses of our Company and/or our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A and in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2026. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of new information, future events or developments or otherwise.

Overview

We are a leading podcast platform and publisher that makes our content available to audiences via all podcasting distribution platforms, including our website (www.podcastone.com), Apple Podcasts, Spotify, Amazon Music and more. We are a majority owned subsidiary of LiveOne, Inc., a Delaware corporation and a Nasdaq-listed company (“LiveOne”). We have recently been ranked as high as #6 on the list of U.S. Top Podcast Publishers by the podcast metric company Podtrac.

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

We have experienced significant growth in recent years driven by increased advertising activity. For the three months ended June 30, 2026 and 2025, our revenue was $16.1 million and $15.0 million, respectively, representing year-over-year growth of 8%.

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

Recent Developments for the Quarter Ended June 30, 2026

During the quarter ended June 30, 2026, we expanded our programming slate to 194 shows and surpassed 3.8 billion network downloads.

We were recently ranked as high as #6 on the list of U.S. Top Podcast Publishers by the podcast metric company Podtrac.

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

PodcastOne is a Leading Podcasting Company

We are a leading advertiser-supported, on-demand digital audio network that provides creators and advertisers with a comprehensive 360-degree solution in sales, marketing, public relations, production, and distribution. PodcastOne has surpassed 3.9 billion total downloads with a community of 200 top podcasters, including Adam Carolla, Kaitlyn Bristowe, Jordan Harbinger, LadyGang, A&E's Cold Case Files and Varnamtown. PodcastOne has built a distribution network reaching over 1 billion monthly impressions across all channels, including YouTube, Spotify, Apple Podcasts, and iHeartRadio. We were one of the first podcast companies and transformed the podcast industry by allowing users to stream audio content (podcasts) on demand. In contrast, traditional radio relies on a linear distribution model in which stations and channels are programmed to deliver a limited programming options with little freedom of choice.

We are one of the largest independent podcast publishers with deep routed relationships with our creators, advertisers and distribution platforms. With over 6.8M unique downloads a month in the US and 18.5M global streams and downloads, our portfolio continues to grow with engaged listeners and top tier talent. As illustrated below, we have been recently ranked as high as #6 on the list of U.S. Top Podcast Publishers by the podcast metric company, Podtrac, as a leading podcast publisher.

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

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 275 episodes per week and has generated over 3.6 billion downloads during the year ended March 31, 2026.

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

	Year Ended			Three Months Ended
	March 31,			June 30,
	2026	2025	YoY Growth	2026	2025	YoY Growth
Number of podcast downloads	228,770,500	204,709,000	12%	60,485,000	51,423,500	18%

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

Results of Operations

Three Months Ended June 30, 2026, as compared to Three Months Ended June 30, 2025

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2026	2025

Revenue:	$16,125	$14,994

Operating expenses:
Cost of sales	14,223	13,555
Sales and marketing	783	879
Product development	12	12
General and administrative	2,505	1,477
Amortization of intangible assets	158	125
Total operating expenses	17,681	16,048
Income (loss) from operations	(1,556)	(1,054)

Other income (expense):
Total other income (expense), net	(2)	-

Loss before provision for income taxes	(1,558)	(1,054)
Provision for income taxes	-	-
Net loss	$(1,558)	$(1,054)

Net loss per share – basic and diluted	$(0.05)	$(0.04)
Weighted average common shares – basic and diluted	28,813,806	24,133,630

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Depreciation expense
Cost of sales	$3	$23	(87)%
Sales and marketing	2	13	(85)%
General and administrative	-	(11)	(100)%
Total depreciation expense	$5	$25	(80)%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Stock-based compensation expense
Cost of sales	$1,239	$931	33%
Sales and marketing	43	4	975%
General and administrative	1,615	530	205%
Total stock-based compensation expense	$2,897	$1,465	98%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2026	2025
Revenue	100%	100%
Operating expenses
Cost of sales	88%	90%
Sales and marketing	5%	6%
Product development	0%	0%
General and administrative	16%	10%
Amortization of intangible assets	1%	1%
Total operating expenses	110%	107%
Income (loss) from operations	(10)%	(7)%
Other income (expense), net	(0)%	0%
Loss before income taxes	(10)%	(7)%
Income tax provision	0%	0%
Net loss	(10)%	(7)%

Revenue

Revenue increased $1.1 million, or 8%, to $16.1 million for the three months ended June 30, 2026, as compared to $15.0 million for the three months ended June 30, 2025. The increase in revenue was primarily due to growth in direct ad revenue of $1.1 million due to an increase in advertising demand as a result of increased partnership and podcast delivered.

Cost of Sales

Cost of sales increased $0.7 million, or 5%, to $14.2 million for the three months ended June 30, 2026, as compared to $13.6 million for the three months ended June 30, 2025. The increase was in line with our revenue growth as revenue share splits with our content creators remained consistent.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Sales and marketing expenses	$783	$879	(11)%
Product development	12	12	0%
General and administrative	2,505	1,477	70%
Amortization of intangible assets	158	125	26%
Total Other Operating Expenses	$3,458	$2,493	39%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.1 million, or 1%, to $0.8 million for the three months ended June 30, 2026, as compared to $0.9 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in advertising spending as the amount of marketing programs was decreased.

Product Development

Product development expenses remained constant at $12,000 for the three months ended June 30, 2026, as compared to $12,000 for the three months ended June 30, 2025, as no significant projects took place during both periods.

General and Administrative

General and administrative expenses increased by $1.0 million, or 70%, to $2.5 million for the three months ended June 30, 2026, as compared to $1.5 million for the three months ended June 30, 2025, the increase is attributed to an increase in stock compensation cost.

Amortization of Intangible Assets

Amortization of intangible assets increased by $33,000, or 26%, to $0.2 million for the three months ended June 30, 2026, as compared to $0.1 million during the three months ended June 30, 2025. The increase can be attributed to the timing of intangibles acquired for podcast in the prior year.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2026 (in thousands):

					Non-
					Recurring
		Depreciation	Employee	Other	Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation*	Compensation*	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2026
Total	$(1,558)	$164	$65	$2,832	$75	$(2)	$-	$1,576

Three Months Ended June 30, 2025
Total	$(1,054)	$152	$45	$1,420	$17	$-	$-	$580

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2026	2025

Revenue:	$16,125	$14,994
Less:
Cost of sales	(14,223)	(13,555)
Amortization of developed technology	-	(31)
Gross Profit	1,902	1,408

Add backs:
Share-based compensation	1,239	931
Depreciation	3	23
Amortization of developed technology	-	31
Contribution Margin	$3,144	$2,393

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

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents in the amount of $7.0 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, completed private placement offering (the “Bridge Loan”) of our unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “Bridge Notes”) and intercompany loans from our parent, LiveOne. All of such Bridge Notes were converted into shares of our common stock in connection with the completion of our Direct Listing. As of June 30, 2026, we had a related party net receivable balance of $6.1 million. Our parent is required to maintain a minimum cash balance as a result of debt covenants on its debt.

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

Sources of Liquidity

On July 15, 2022, we completed a private placement offering of the Bridge Notes for gross proceeds of $8.0 million. In connection with the sale of the Bridge Notes, the holders of the Bridge Note received the Bridge Warrants, and we issued the Placement Agent Warrants to the placement agent. The Bridge Notes were scheduled to mature on July 15, 2023, subject to a one-time three-month extension at our election. We elected the extension and extended the maturity date to October 15, 2023. The Bridge Notes bore interest at a rate of 10% per annum payable on maturity. On September 8, 2023, we completed our direct listing on The NASDAQ Capital Market (our spin-out from LiveOne to become a standard publicly trading company) and as a result of the direct listing, all of the remaining Bridge Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of our common stock at the conversion price of $3.00 per share, and the exercise price of the Bridge Warrants and the Placement Agent Warrants was fixed at $3.00 per share. 696,670 of the Bridge Warrants were outstanding as of June 30, 2026, and all of the Placement Agent Warrants were exercised as of such date.

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

On May 19, 2025, we and LiveOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers its additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require LiveOne to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month. In connection with the sale of the Debentures, LiveOne paid off all obligations owing under, and terminated, the 2025 Business Loan Agreement, and all related loan agreements.

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

LiveOne’s obligations under the Debentures have been guaranteed under a Subsidiary Guarantee, dated as of the Closing Date, by certain of its wholly owned subsidiaries, including our Company (collectively, the “Guarantors”). LiveOne’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among LiveOne, the Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of LiveOne’s and the Guarantors’ assets, including our assets, subject to certain exceptions. In connection with the issuance of the Initial Debentures, LiveOne paid off all obligations owed under, and terminated, the ABL Credit Facility and all related loan agreements.  As of July 30, 2026, LiveOne’s total outstanding consolidated indebtedness was $14.8 million, net of fees and discounts, which consisted of the Debentures and an SBA loan.

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

In June 2026, LiveOne determined to discontinue its digital asset treasury strategy, which it originally adopted in July 2025. LiveOne no longer intends to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, it disposed of all of its digital asset holdings. LiveOne does not expect the discontinuation of the strategy to affect its or our ongoing business operations.

As of June 30, 2026, 2,417,331 PC1 Warrants were exercised for cash at a price of $3.00 per share and 696,670 PC1 Warrants remain outstanding.

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

Subject to applicable limitations in the instruments governing LiveOne's outstanding indebtedness, and any of our future indebtness, if any, we may also use our current cash and cash equivalents to repurchase shares of our common stock, and pay down our debt, if any, and/or LiveOne's debt, in part or in full. We may do so in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(447)	$903
Net cash used in investing activities	-	(112)
Net cash provided by financing activities	3,952	-
Net change in cash, cash equivalents and restricted cash	$3,505	$791

Operating Activities

For the three months ended June 30, 2026

Net cash used in our operating activities of $0.4 million for the three months ended June 30, 2026 primarily resulted from our net loss during the period of $1.6 million, which included non-cash charges of $3.0 million largely comprised of depreciation and amortization and stock-based compensation. In addition, $1.9 million of the change for the three months ended June 30, 2026 was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities and related party payables.

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

Investing Activities

For the three months ended June 30, 2026

No cash was used in investing activities for the three months ended June 30, 2026

For the three months ended June 30, 2025

Net cash used in investing activities of $0.1 million for the three months ended June 30, 2025 was for the purchase of fixed assets.

Financing Activities

For the three months ended June 30, 2026

Net cash provided by financing activities of $4.0 million for the three months ended June 30, 2026 was attributed to the exercise of common stock warrants.

For the three months ended June 30, 2025

No cash was used in or provided by financing activities for the three months ended June 30, 2025.

Debt Covenants

As of June 30, 2026, we did not have any debt covenants, and LiveOne was in compliance with all covenants under the Initial Debentures.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026 (the "Annual Report"). During the three months ended June 30, 2026, there were no material changes to the risk factors that were disclosed in our Annual Report except as noted below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $1.6 million and $6.5 million for the three months ended June 30, 2026 and the fiscal year ended March 31, 2026, respectively, and cash (used in) provided by operating activities of $(0.4) million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $40.3 million and a working capital of $1.5 million.

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

Our ability to meet our total liabilities of $13.4 million as of June 30, 2026, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

On May 19, 2025 (the “Closing Date”), LiveOne and our Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) LiveOne sold to the Purchasers Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), LiveOne may sell at its option to the Purchasers additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of LiveOne’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. LiveOne may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of LiveOne’s common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026, and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures will become due and payable by us in installments. As of June 30, 2026, $13.1 million of the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require LiveOne to redeem the Debentures up to $2.9 million due in fiscal 2027, $2.9 million due in fiscal 2028 and $11.2 million due in fiscal 2029.

LiveOne’s failure to repay any outstanding amount under the Debentures would constitute a default under the Debentures. LiveOne’s Debentures financing agreements contain provisions that limit its and our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). LiveOne’s Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the senior lenders may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. If for any reason LiveOne fails to comply with the terms of the Debentures financing agreements, the senior lenders will have the right to declare a default under the Debentures financing agreements and at its option may immediately accelerate their debt and require LiveOne and/or our Company to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. As of June 30, 2026, LiveOne was in compliance with covenants under the Debentures.

LiveOne’s debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and LiveOne’s substantial indebtedness may limit cash flow available to fund our business and/or invest in the ongoing needs of our business.

LiveOne has a significant amount of indebtedness. LiveOne’s total outstanding consolidated indebtedness as of June 30, 2026, was $14.8 million, net of fees and discounts. While LiveOne and our Company have certain restrictions and covenants with LiveOne’s current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. LiveOne’s Debentures financing agreements contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. LiveOne’s debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that LiveOne and/or our Company will be able to generate sufficient cash flow or revenues to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

During the three months ended June 30, 2026, we issued 201,145 shares of our common stock valued at $0.9 million to various consultants. We valued these shares at prices between $2.89 and $3.98 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased**	(or unit)**	programs**	or programs*
April 1, 2026 – April 30, 2026	-	$-	-	$5,486,631
May 1, 2026 – May 31, 2026	-	$-	-	$5,486,631
June 1, 2026 – June 30, 2026	-	$-	-	$5,486,631
Total (April 1, 2026 – June 30, 2026)	-	$-	-	$5,486,631

* Represents LiveOne’s announced repurchase program pursuant to which LiveOne may repurchase shares of its and/or our common stock.

** See Note 10 - Stockholders' Equity under the header Issuance of Common Stock to PodcastOne Service Providers for settlement of the Company's non-employee shares during the quarter ended June 30, 2026.

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

10.10	Form of Administrative Services Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement, on Form S-1/A, filed with the SEC on May 10, 2023).
10.11	Form of Separation Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement, as amended, filed with the SEC on May 10, 2023).
10.12†	Amendment No. 1 to the PodcastOne, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 10, 2026).
10.13	Consulting Agreements, dated as of May 13, 2026 and June 10, 2026, between the Company and certain consultants party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed with the SEC on June 16, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODCASTONE, INC.

Date: August 14, 2026	By:	/s/ Kit Gray
	Name:	Kit Gray
	Title:	President
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Craig Christensen
	Name:	Craig Christensen
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)